Form 10-K
period 2006-11-30
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2007-02-16
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00725

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Maryland	20-4991752
(State of Incorporation)	(I.R.S. Employer Identification Number)

1100 Louisiana, Suite 4550 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 493-2020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value	New York Stock Exchange
$0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant on January 31, 2007 based on the closing price on that date of $24.30 on the New York Stock Exchange was $236,499,993. For the purposes of calculating this amount, only the Registrant’s investment adviser and all directors and executive officers of the Registrant and the Registrant’s investment adviser have been treated as affiliates. There were 10,000,060 shares of the Registrant’s common stock outstanding as of January 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

About Our Company

Kayne Anderson Energy Development Company and its subsidiaries (“we,” “us,” and “our”) is a non-diversified, closed-end management investment company organized under the laws of the State of Maryland that has elected to be treated as a “business development company” (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, we elected to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986 (“Code”), as amended.

We invest primarily in energy companies that are not publicly traded (“private”). Our primary investment objective is to generate both current income and capital appreciation primarily through debt and equity investments. We will seek to achieve this objective by investing at least 80% of our net assets together with the proceeds of any borrowings (our “total assets”) in securities of Energy Companies, which include Midstream Energy Companies, Upstream and Other Energy Companies.

•	Midstream Energy Companies. Businesses that operated assets used to gather, transport, process, treat, terminal and store natural gas, natural gas liquids, propane, crude oil or refined petroleum products.

•	Upstream Energy Companies. Businesses engaged in the exploration, extraction and production of natural resources, including natural gas, natural gas liquids and crude oil from onshore and offshore geological reservoirs.

•	Other Energy Companies. Businesses engaged in the following:

The ownership, leasing, management, production, processing and sale of coal and coal reserves;

The marine transportation of crude oil, refined petroleum products, liquefied natural gas, as well as other energy-related natural resources using tank vessels, bulk carriers and very large gas carriers; and

The refining, marketing and distribution of refined energy products, such as motor gasoline and propane to retail customers and industrial end-users.

We expect that a key focus area for our investments in the energy industry will continue to be equity and debt investments in Midstream Energy Companies structured as limited partnerships. We also expect to evaluate equity and debt investments in Other Energy Companies, and debt investments in Upstream Energy Companies. We refer to these investments as our “Targeted Investments.” Under current market conditions, we expect that our Targeted Investments will generally range in size from $10 million to $60 million, although a few investments may be in excess of this range.

Our common stock began trading on the New York Stock Exchange (“NYSE”) on September 21, 2006 through our initial public offering of 10,000,000 shares of common stock at $25.00 per share. After deducting underwriting discounts and offering costs totaling $1.68 per share, our initial net asset value was $23.32 per share. As of November 30, 2006, over 44% of our net assets were invested in public and private securities of Energy Companies.

As of November 30, 2006, equity and fixed income investments represented $63.9 million or 60.0% and $42.6 million or 40.0%, respectively, of our long-term investments.

Recent Developments

On February 15, 2007, the Company invested approximately $34 million in a second lien term loan issued by ProPetro Services, Inc. (“ProPetro”), a private oilfield service company that provides a broad range of drilling and production related services to oil and natural gas exploration and production companies in Texas, Oklahoma, Utah and Colorado. In conjunction with its investment in the term loan, the Company received 2,904,620 warrants to purchase shares in ProPetro, which represents an 8.4% fully diluted interest in ProPetro.

On December 28, 2006, we and other institutional investors formed Millennium Midstream Partners, LP (the “Partnership”), a private limited partnership. The Partnership was formed to acquire the assets of Millennium Midstream Energy, LLC and its affiliates, which consist of gathering, processing and pipeline assets in Texas and Louisiana. We made an investment of $47.5 million in the Partnership. Through our investment, we received 2,375,000 Class B common units that represent a 39% limited partnership interest in Millennium Midstream Partners, LP; 2,375,000 Class A common warrants, and 212 incentive distribution rights.

Our Top Ten Portfolio Investments as of November 30, 2006

Listed below are our top ten portfolio investments as of November 30, 2006 represented as a percentage of our total assets, totaling $243.6 million as of this date.

					Percent
		Public /		Amount	of Total
	Investment	Private	Sector	($ in millions)	Assets

1.	Trident Resources Corp. (1)	Private	Upstream	$16.7	6.9%
2.	Kinder Morgan Management, LLC	Public	Midstream	9.8	4.0
3.	Semgroup, L.P.	Private	Midstream	7.6	3.1
4.	Targa Resources, Inc.	Private	Midstream	7.3	3.0
5.	Energy Transfer Equity, L.P.	Public	Midstream	6.4	2.6
6.	CDX Funding, LLC	Private	Upstream	6.4	2.6
7.	Enterprise Products Partners L.P.	Public	Midstream	5.5	2.3
8.	ONEOK Partners, L.P.	Public	Midstream	5.1	2.1
9.	Calumet Specialty Products Partners, L.P.	Public	Midstream	4.3	1.8
10.	MarkWest Energy Partners, L.P.	Public	Midstream	3.6	1.5

	TOTAL			$72.7	29.9%

(1)	Our investment in Trident Resources Corp. includes our investment in Trident Exploration Corp., the wholly-owned, primary subsidiary of Trident Resources Corp.

About Our Investment Adviser

KA Fund Advisors, LLC (“KAFA”), a subsidiary of Kayne Anderson Capital Advisors, L.P., (“KACALP”) and together with KAFA, (“Kayne Anderson”), externally manages and advises us pursuant to our investment management agreement. KAFA is registered as an investment adviser under the Investment Advisers Act of 1940. Kayne Anderson is a leading investor in both public and private energy companies. At November 30, 2006, Kayne Anderson managed approximately $7.0 billion including $5.9 billion in securities of energy companies.

We believe that KAFA’s market knowledge, experience and industry relationships enable KAFA to identify and exploit investment niches and opportunities which are believed to be less understood and generally not pursued by the broader investment community. Further, the senior professionals of KAFA have developed a strong reputation in the energy sector and have many long-term relationships with industry executives, which we believe provides us an important advantage in sourcing and structuring transactions.

As of January 31, 2007, KAFA serves as the investment adviser to Kayne Anderson MLP Investment Company (NYSE: KYN) and Kayne Anderson Energy Total Return Fund, Inc. (NYSE: KYE), which are two closed-ended investment management investment companies registered under the 1940 Act. Kayne Anderson MLP Investment Company is a publicly traded non-diversified fund that invests primarily in MLPs and other energy companies. Kayne Anderson Energy Total Return Fund, Inc. is a publicly traded non-diversified fund that invests primarily in securities of companies engaged in the energy industry, including MLPs, MLP affiliates, royalty trusts and other energy companies.

Our portfolio is managed by two of KAFA’s Senior Managing Directors, Kevin S. McCarthy, our Chief Executive Officer who focuses on private investments, and J. C. Frey, who focuses on investments in publicly traded securities of MLPs and other Energy Companies. Messrs. McCarthy and Frey draw on the research and analytical support of David LaBonte, a Senior Managing Director of KACALP; Richard Kayne, KACALP’s Chief Executive Officer; and Robert V. Sinnott, one of our directors and KACALP’s President and Chief Investment Officer. Mr. Sinnott has been principally responsible for executing Kayne Anderson’s energy industry investments in general, and Messrs. Kayne and Sinnott have approximately 70 years of combined investment experience.

About the Characteristics of Energy Companies in Which We Invest

We believe that we have a competitive advantage through the relationship with KAFA whose market knowledge, experience and industry relationships contribute to our ability to seek investments in public and non-traded companies that possess the following characteristics to create an attractive investment portfolio.

•	Stable Cash Flows. Specifically, our investments in Midstream Energy Companies generate stable cash flows, as companies in this sector have a substantial portion of their assets in fee-based businesses with limited commodity price risk and exposure. Tariffs charged by these companies to their customers are often regulated at the federal or state level and subject to escalation based in part on the rate of inflation. Our investments in Upstream Energy Companies focus on lower-risk assets such as exploitation and development opportunities and assets with long-lived production. We seek investments in Other Energy Companies, such as coal and marine transportation, which are often characterized by long-term contracts that provide stable earnings and cash flows.

•	Consistent and Predictable Demand. The Energy Information Administration, a statistical agency of the U.S. Department of Energy, expects energy consumption to grow at a rate of 1.1% per annum until 2030. We believe that Upstream Energy Companies will continue to produce oil and gas at the maximum practicable rate for their oil and gas wells and that production will be relatively predictable. Midstream Energy Companies will continue to benefit from related increases in demand for gathering, processing and transporting products. Other Energy Companies, such as marine transportation companies and refining, marketing and distribution companies, are also expected to benefit as the end-use products are transported and sold to industrial and retail users.

•	Increased Cash Flows for Internal Growth. Midstream Energy Companies generate revenues based in part on the volumes of products handed or transported, and volume increases have a significant impact on earnings and cash flow growth, since midstream assets generally have a high percentage of fixed costs and low percentage of variable costs. Annual fees and tariffs increases tied to an index, such as the Producer Price Index, may also positively impact the cash flow stream of companies in which we invest.

•	Substantial Growth for New Projects. Increased drilling activity in basins that were previously thought to be uneconomic in a lower commodity price environment is a result of the substantial increase in oil and gas prices over the past two years. This increased activity has created the need for additional midstream infrastructure to move new production to market, and many of our investments include expansion of existing infrastructure or investments in new projects to meet these production needs.

•	Limited Commodity Price Risk. We target investments in which the direct and indirect commodity price risk is limited. Some of our investments may have more substantial commodity price risk, but these companies use appropriate financial risk management products, such as commodity swaps, to mitigate exposure to commodity price fluctuations.

•	Proven Management Teams. We intend to make investments in companies with management teams that have a proven track record of success, but who have limited access to capital markets or who seek to raise capital through private sources. In general, these management teams will often have substantial knowledge and focus in a particular geographic area or with respect to certain types of assets. We expect that the extensive experience and network of business relationships of KAFA throughout the energy industry will allow us to identify management teams that meet these criteria.

Structures of our Targeted Investments

Our Targeted Investments will be made in the entities or securities described below, and certain of these investments will be made directly or indirectly through our wholly-owned subsidiaries.

•	Private MLPs. We intend to continue to invest in private Midstream and Other Energy Companies structured as limited partnerships (“Private MLPs”). These partnerships will generally be formed by external management teams of such Midstream or Other Energy Companies for the purpose of acquiring and operating assets in anticipation of an initial public offering as an MLP. In general, we will purchase common units, subordinated debt and warrants in such Private MLPs, with management receiving subordinated and general partner (“GP”) units. In general, as compensation for structuring and providing financing, we will receive a portion of the incentive cash distribution rights (“IDRs”), which receive a disproportionate share of the cash distributions above stated levels.

•	Joint Venture MLPs. We intend to invest in other private limited partnerships that are partially owned and controlled by Upstream and Other Energy Companies (“Joint Venture MLPs”). We seek to work with both private and public Energy Companies to identify midstream assets within their existing businesses that are better suited for a separate limited partnership. These assets are likely to include gathering systems connected to the company’s producing properties and, to a lesser extent, related processing and storage assets. In general, we intend to purchase common units and warrants in such an entity, with the Energy Company retaining common, subordinated and GP units, including substantially all of the IDRs. We may also purchase subordinated debt of a wholly-owned taxable subsidiary of ours whose assets are common units of a Joint Venture MLP.

•	Private GPs. We intend to invest in private limited partnerships or limited liability companies that own the common, subordinated, GP interests and IDRs in the related MLP (“Private GPs”). Like MLPs, the Private GPs will make cash distributions to their equity investors in an amount equal to the entity’s distributable cash flow. In general, we will purchase common units, subordinated debt and warrants in such an entity, with the GP sponsor receiving common and GP units.

•	Subordinated debt or redeemable preferred stock with equity features. We intend to continue to invest in subordinated debt or preferred stock with warrants or other equity features of private Energy Companies (“Mezzanine Investments”). We will seek to work with existing private Midstream Energy Companies, including those that are controlled by private equity firms, to finance the acquisition or construction of additional midstream assets or to fund a redemption of, or dividend on, the existing equity. These Mezzanine Investments typically will have a stated interest rate or preferred dividend, payable in cash, and may have warrants or other equity features that will allow us to participate in the potential increase in equity value of such entities.

•	Greenfield Ventures. We intend to invest in preferred equity interests and subordinated debt of private joint ventures formed to construct or build energy-related projects with limited or no operating history (“Greenfield Ventures”). We will seek to work with existing MLPs or their GPs to form joint ventures to construct greenfield projects. Greenfield projects may include construction of a new pipeline, processing plant or storage facility or some other asset that is integrated with the MLPs’ existing assets. We anticipate that our equity investments in these joint ventures will generally have a preferred return over the sponsor’s interest. Our investment may be structured as pay-in-kind securities with minimal or no cash interest or dividends until the construction period is completed, at which time interest payments or dividends would be paid in cash or the securities would be redeemed.

•	Second lien bank loans. We intend to continue to invest in second lien and other bank loans for private Upstream and Midstream Energy Companies. These investments typically are floating-rate senior secured securities or loans that may be subordinated to a first lien term loan or other senior debt in right of payment and are secured by second priority liens.

•	Publicly Traded MLPs. We intend to continue to invest up to 30% of our total assets in publicly traded equity and debt securities of MLPs and their affiliates. We anticipate reducing exposure to these investments over time as our portfolio becomes more fully invested and smaller qualified investment opportunities become available.

On-Going Relationships with and Monitoring of Portfolio Companies

We closely monitor each investment we make, and for many of our private investments, we maintain regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting from these private investments. In addition, our senior management investment personnel may often seek board seats for the private companies in which we invest. In addition to covenants and other contractual rights, following our investment, we seek to exert significant influence of our private investments through board participation, when appropriate, and by actively working with management on strategic initiatives.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our private portfolio companies. This assistance could involve, among other things, monitoring the operations of our private portfolio companies, participating in board and management meetings, consulting with and advising officers of private portfolio companies and providing other organizational and financial guidance. We may receive fees for these services, and KAFA provides such managerial assistance on our behalf to private portfolio companies that request this assistance.

Staffing

We do not currently have any employees and do not expect to have any employees. KAFA provides services necessary for our business, pursuant to the terms of the investment management agreement. Our executive officers are comprised of Kevin S. McCarthy, President and Chief Executive Officer; J.C. Frey, Vice President, Assistant Secretary and Assistant Treasurer; Terry A. Hart, Chief Financial Officer and Treasurer; David J. Shladovsky, Chief Compliance Officer and Secretary; James C. Baker, Vice President; and Ron M. Logan, Jr., Vice President. Messrs. McCarthy and Frey serve as our portfolio managers.

KAFA is operated by Mr. McCarthy and other senior personnel of KACALP. Except for Messrs. Shladovsky and Frey, our executive officers are employees of KAFA and are located in Houston. Some of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals located in Los Angeles who are, and will continue to be, employed by KACALP.

Operating and Regulatory Structure

We are a BDC under the 1940 Act and have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay federal income taxes on any ordinary income or capital gains that we receive from our portfolio investments and our taxable subsidiaries and distribute to our stockholders as dividends. To qualify as a RIC and maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute in each of our taxable years at least 90% of the sum of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest out of assets legally available for distribution. Our investments in equity securities issued by certain private limited partnerships in which we invest may not produce qualifying income for purposes of determining our compliance with the 90% gross income test applicable to RICs. As a result, we expect to form wholly-owned taxable subsidiaries to make or hold certain investments in private limited partnerships. Although, as a RIC, dividends received by us from our taxable subsidiaries and distributed to our stockholders will not be subject to federal income taxes, our taxable subsidiaries will generally be subject to federal and state income taxes on their income. The dividends received from such taxable subsidiaries will be qualifying income for purposes of the 90% gross income test. In general, the amount of cash received from such wholly-owned subsidiaries will equal the amount of cash received from the limited partnerships as reduced by income taxes paid by such subsidiaries.

As a BDC, we will also generally be prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. The Securities and Exchange Commission (“SEC”) recently adopted new rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies and companies whose securities are not listed on a national securities exchange. The new rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. The new rules became effective November 30, 2006. We are no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities. In addition to the adoption of the rules described above, the SEC also proposed for comment a rule that would include as eligible portfolio companies certain public companies that have listed their securities on a national securities exchange, as long as their public float and/or market capitalization are below a specified level. We will continue to monitor closely any developments with respect to the definition of eligible portfolio company, and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rules as well as any other regulatory, legislative, administrative or judicial actions in this area.

As a BDC, we must adhere to certain substantive regulatory requirements, and the 1940 Act contains certain provisions and restrictions relating to transactions between BDCs and their affiliates, including KAFA, principal underwriters, and our affiliates. The majority of our directors must be persons other than “interested persons” as defined in the 1940 Act, and under the 1940 Act, we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless first approved by the majority of our outstanding voting securities.

Codes of Ethics

We have adopted a supplemental antifraud code of ethics which applies to, among others, our principal and senior financial officers, including our principal executive officer, principal financial officer. Our supplemental antifraud code of ethics is filed as Exhibit 14.1 of this Annual Report on Form 10-K. The Company intends to disclose any amendments to or waivers of required provisions of this code on Form 8-K.

We have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes personal trading procedures for employees designated as access persons. Access persons may engage in personal securities transactions, including transactions involving securities that are currently held by us or, in limited circumstances, that are being considered for purchase or sale by us, subject to certain general restrictions and procedures set forth in our code of ethics. Our code of ethics is filed as Exhibit 99.2(R)(1) to pre-effective Amendment No. 5 to our Registration Statement on Form N-2, filed with the Commission on September 18, 2006 and can be accessed via the SEC’s Internet site at http://www.sec.gov.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Act”) imposes a wide variety of regulatory requirements for publicly-held companies and their insiders. Under the Act, we will be required to review our policies and procedures to determine whether we comply with the provisions of the Act. We will continue to monitor our compliance with all future regulations that are adopted under the Act and will take actions necessary to ensure that we are in compliance therewith.

As of November 30, 2006, we are a non-accelerated filer. We anticipate that our first year as an accelerated filer as defined by the SEC will be for the fiscal year ended November 30, 2007 at which time we will be required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934 (the “1934 Act”) that are currently required to be included in such reports of accelerated filers.

Available Information

The Internet address for our website is http://www.kaynebdc.com. We make, and will make in the future, available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information will be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

Forward-Looking Statements

This Form 10-K includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” All statements included or incorporated by reference in this annual report, other than statements of historical fact, that address activities, events, developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties, and other factors that could cause our actual results to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	Our future operating results;

•	Our business prospects and the prospects of our portfolio companies and their ability to achieve their objectives;

•	Our ability to make investments consistent with our investment objective;

•	The impact of investments that we expect to make;

•	Our contractual arrangements and relationships with third parties;

•	The dependence of our future success on the general economy and its impact on the energy industry;

•	Our expected debt and equity financings and investments;

•	The adequacy of our cash resources and working capital; and

•	The timing of cash flows, if any, from the operations of our portfolio companies.

We undertake no obligation to update or revise any forward-looking statements made herein.

Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the risks described below with respect to our common stock. If any of the following events occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and our ability to pay dividends could be materially, negatively impacted.

Risks Related to Our Business and Structure

We are a recently organized company with limited operating history, and we might not be able to operate and grow our business or implement our investment policies and strategies successfully.

We were incorporated in Maryland in May 2006. We are subject to all of the business risks and uncertainties associated with any new business, including the risks that we will not achieve our investment objective and that the value of your investment could decline substantially. Our ability to achieve our investment objective will depend on our ability to grow our investment operations, which will depend, in turn, on our investment adviser’s ability to identify, analyze, invest and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will largely be a function of our investment adviser’s structuring of investments and its ability to provide competent and efficient investment management services to us and access to financing investment opportunities on acceptable terms. Even if we are able to grow our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

Our success is dependent upon the members of our investment adviser’s senior professionals, and the loss of any of them could severely and detrimentally affect our operations.

We continue to depend on the diligence, experience, skill and network of business contacts of our investment adviser’s senior professionals. We also depend on the information and deal flow generated by our investment adviser in the course of its investment and portfolio management activities. Because our investment adviser’s senior professionals will evaluate, negotiate, structure, close and monitor our investments, our future success will depend on the continued service of our investment adviser’s senior professionals. The departure of any senior professionals of our investment adviser, or of a significant number of the investment professionals of our investment adviser, could have a material adverse effect on our ability to achieve our investment objective. We have not entered into employment agreements, nor do we have an employment relationship, with any of these individuals. In addition, we can offer no assurance that our investment adviser will remain our investment adviser or that we will continue to have access to its information and deal flow. The loss of any of our investment adviser’s senior professionals could severely and detrimentally affect our operations.

Our investment adviser’s senior professionals have limited experience managing a business development company and we cannot assure you that their past experience will be sufficient to manage our company as a business development company.

The 1940 Act imposes numerous complex constraints on the operations of business development companies. In order to maintain our status as a business development company, the 1940 Act prohibits us from acquiring any assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. We refer to this requirement as the 70% Test. Qualifying assets generally may include securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing one year or less from the time of investment. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or could force us to pay unexpected penalties, which could be material. The lack of experience of our investment adviser’s senior professionals in managing a portfolio of assets under such regulatory constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We may be unable to obtain additional financing on terms that are acceptable to us, which could inhibit the growth of our business and adversely affect our performance.

We will have a continuing need for capital to finance our investments. To qualify for and maintain RIC status, we are required to distribute to our stockholders at least 90% of the sum of “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest to our stockholders on an annual basis. Accordingly, such earnings will not be available to fund additional investments. We may also need to employ leverage to make qualifying investments to maintain our RIC status. Therefore, we may need to raise additional capital, which we may elect to finance in part through the issuance of Leverage Instruments. We may not be able to obtain such financing on terms that we find acceptable, if at all. The unavailability of funds from capital markets, commercial banks or other sources on favorable terms could inhibit the growth of our business and have a material adverse effect on our performance.

We operate in a highly competitive market for investment opportunities.

We operate in a highly competitive market for investment opportunities with competitors who may have greater resources, a lower cost of capital and the ability to invest in Energy Companies at interest rates and rates of return lower than those that we will offer or at other terms more favorable than we will offer or require. This may cause us to lose investment opportunities or cause us to invest on less favorable terms, and, as a result, the value of the shares you purchase or the amount of any dividends you receive may decline.

A large number of entities compete with us to make the types of investments that we intend to make. We compete with other business development companies, public funds, private funds, including private equity and hedge funds, commercial and investment banks, and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and do not seek to meet the requirements of the Code with which we must comply in order to qualify as a RIC. We cannot assure you that the competitive pressures that we face will not have a material adverse effect on our business, financial condition, results of operations and prospects. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete solely based on the interest rates and rates of return we will offer to prospective portfolio companies. However, we believe some of our competitors may make investments with interest rates and rates of return that will be comparable to or lower than the rates we offer or require. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structures. If we match our competitors’ pricing, terms and structures, we may experience decreased net investment income and increased risk of principal loss, and the value of the shares you purchase or the amount of any dividends you receive may decline.

Senior professionals of our investment adviser provide services to other investors, which could reduce the amount of time and effort that they devote to us, which could negatively impact our performance.

Conflicts of interest may arise because senior professionals of our investment adviser carry on substantial investment activities for other clients. Senior professionals of our investment adviser may have financial incentives to favor certain of such clients over us. Any of their proprietary accounts and other customer accounts may compete with us for specific investment opportunities.

Senior professionals of our investment adviser provide advisory services to other investment vehicles that may have common investment objectives with ours, and may face conflicts of interest in allocating investments.

As of November 30, 2006, KACALP serves as the investment adviser to Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc., which are two closed-end management investment companies registered under the 1940 Act, as well as several private investment funds (together with other funds advised by KAFA and KACALP, “Affiliated Funds”). We refer to KACALP and KAFA together as “Kayne Anderson.” Some of the Affiliated Funds have investment objectives that are similar to or overlap with ours. KAFA is operated by senior professionals of KACALP. These senior professionals may at some time in the future, manage other investment funds with the same investment objective as ours. Kayne Anderson may buy or sell securities for us which differ from securities which they may cause to be bought or sold for their other accounts and customers, even though their investment objectives and policies may be similar to ours.

Situations may occur when we could be disadvantaged because of the investment activities conducted by Kayne Anderson for its other accounts. Such situations may be based on, among other things, regulatory restrictions on the combined size of positions that may be taken for us and such other accounts, thereby limiting the size of our position, or the difficulty of liquidating an investment for us and the other accounts where the market cannot absorb the sale of the combined position.

Our investment opportunities may be limited by investment opportunities in Energy Companies that Kayne Anderson is evaluating for the Affiliated Funds. To the extent a potential investment is appropriate for us and one or more Affiliated Funds, Kayne Anderson will need to fairly allocate that investment to us or an Affiliated Fund, or both, depending on its allocation procedures and applicable law related to combined or joint transactions. There may occur an attractive limited investment opportunity suitable for us in which we cannot invest under the particular allocation method being used for that investment.

Additionally, to the extent that Kayne Anderson sources and structures private investments in Energy Companies, certain employees of Kayne Anderson may become aware of actions planned by publicly traded Energy Companies, such as acquisitions, that may not be announced to the public. It is possible that we could be precluded from investing in a publicly traded Energy Company about which Kayne Anderson has material non-public information; however, it is Kayne Anderson’s intention to ensure that any material non-public information available to certain Kayne Anderson employees not be shared with those employees of our investment adviser responsible for the purchase and sale of publicly traded Energy Company securities by us.

There may be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will consist of securities of private companies. The fair value of these securities may not be readily determinable. We will value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our investment adviser, a third party independent valuation firm and our valuation committee. We may also be required to value any publicly traded securities at fair value as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting the value of those securities. Our board of directors will utilize the services of an independent valuation firm to review the fair value of any securities prepared by our investment adviser. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of non-traded securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We will be subject to income tax if we are unable to qualify as a RIC.

To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest to our stockholders on an annual basis. If we issue Leverage Instruments in the future, we would be subject to certain asset coverage ratio requirements under the 1940 Act as a business development company, and may be subject to financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to income tax.

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of each taxable year. In particular, to meet the asset diversification requirement for a RIC, we must diversify our holdings so that, at the end of each quarter of each taxable year, (i) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. Government securities, the securities of other RICs and other securities, with such other securities limited for purposes of such calculation, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and (ii) not more than 25% of the value of our total assets is invested in the securities (other than U.S. Government securities or the securities of other RICs) of any one issuer, the securities (other than the securities of other RICs) of any two or more issuers that we control (by owning 20% or more of their voting power) and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses, or the securities of one or more qualified publicly traded partnerships. We may issue Leverage Instruments if necessary to make qualifying investments to satisfy such diversification requirements. We expect to form one or more taxable subsidiaries to make and hold investments in accordance with our investment objective, and such taxable subsidiaries would in turn hold equity securities issued by certain private limited partnerships. Although we intend that any investment in such taxable subsidiaries and private limited partnerships will be within the 25% limit set forth above, it is possible that the IRS will not respect our determinations that certain taxable subsidiaries and private limited partnerships are not engaged in the same or similar trades or businesses or related trades or businesses. If any such controlled entities are determined to be engaged in related trades or businesses, our ownership in them would be aggregated, possibly causing a failure to satisfy the 25% limit set forth above. In addition, we may invest in private limited partnerships acquiring assets in anticipation of an initial public offering (i.e., Private MLPs). Initial public offerings of such private limited partnerships may cause these entities to become qualified publicly traded partnerships, which, if we do not rebalance our portfolio holdings by the end of a quarter of a taxable year, we could cause our aggregate holdings of qualified publicly traded partnerships to exceed the 25% limit set forth above.

To qualify as a RIC, we must also meet certain income source requirements. To meet the income source requirement for a RIC, at least 90% of our gross income in each taxable year must be derived from dividends, interest, payments with respect to securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies, and net income derived from interests in qualified publicly traded partnerships. Income derived from a partnership (other than a qualified publicly traded partnership) is treated for purposes of the 90% gross income test as if the income of the partnership was earned directly by the RIC. We may invest in certain equity securities issued by private limited partnerships, and income earned with respect to such partnerships may not be qualifying income for purposes of the 90% gross income test. Although we do not anticipate income from our direct investments in the equity securities of private limited partnerships to exceed the limits set forth above, we cannot be certain that this will be the case. We expect to form one or more wholly-owned taxable subsidiaries to make and hold certain investments in accordance with our investment objective, and such taxable subsidiaries would in turn hold equity securities issued by certain private limited partnerships. We may purchase the debt of private limited partnerships and our taxable subsidiaries, which hold equity securities issued by private limited partnerships. Interest income paid or accrued on such debt should be qualifying income for purposes of the 90% gross income test, provided that the debt is respected as debt for tax purposes. It is possible that such debt could be recharacterized as equity for tax purposes, although we intend to mitigate this possibility by carefully monitoring the debt-equity ratio of the specific investments and the terms and features of the debt instruments.

Failure to comply with the 90% gross income test may result in our having to dispose of certain investments at times we would not consider advantageous in order to prevent the loss of RIC status. Because such investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the purchase of a loan or possibly in other circumstances, or contracted payments-in-kind, which represents contractual dividends or interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contracted payment-in-kind arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash. Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of the sum of our “investment company taxable income” and net tax-exempt interest, if any, to our stockholders in each tax year to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, use additional leverage, raise equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to income tax.

We pay our investment adviser a base management fee based upon our total assets, which may create an incentive for our investment adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

We pay our investment adviser a quarterly base management fee based on the value of our total assets (including assets acquired with leverage). Accordingly, our investment adviser has an economic incentive to increase our leverage. If our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior indebtedness, and will be subject to any additional covenant restrictions imposed on us in an indenture or other instrument or by the applicable lender, which could negatively impact our business and results of operation.

We pay our investment adviser incentive compensation based on our portfolio’s performance. This arrangement may lead our investment adviser to recommend riskier or more speculative investments in an effort to maximize its incentive compensation.

In addition to its base management fee, our investment adviser earns incentive compensation in two parts. The first part, the Net Investment Income Fee, is payable quarterly and is equal to 20% of the excess, if any, of our Adjusted Net Investment Income for the quarter that exceeds a quarterly hurdle rate equal to 1.875% (7.50% annualized) of our average net assets for such quarter. Average net assets is calculated by averaging net assets at the last day of such quarterly period and at the last day of such prior quarterly period or commencement of operations (net assets is defined as our total assets less total liabilities (including liabilities associated with Leverage Instruments) determined in accordance with generally accepted accounting principles). The second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment management agreement, as of the termination date) and will equal (1) 20% of Adjusted Realized Capital Gains, less (2) the aggregate amount of all capital gains fees paid to our investment adviser in prior years.

The way in which the incentive fee payable to our investment adviser is determined may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would adversely affect our stockholders, including our investors, because their interests would be subordinate. In addition, our investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income-producing securities. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted if our investment adviser focuses exclusively or disproportionately on maximizing its income. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses.

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss or experience a decrease in net assets.

Pursuant to the investment management agreement, our investment adviser is entitled to receive incentive compensation for each fiscal quarter in an amount equal to 20% of the excess, if any, of our Adjusted Net Investment Income for the quarter that exceeds a quarterly hurdle rate equal to 1.875% (7.50% annualized) of our average net assets for such quarter. Average net assets is calculated by averaging net assets at the last day of such quarterly period and at the last day of such prior quarterly period or commencement of operations (net assets is defined as our total assets less total liabilities (including liabilities associated with Leverage Instruments, as defined below) determined in accordance with generally accepted accounting principles). Leverage Instruments refer to shares of preferred stock, commercial paper, or notes and other borrowings. The calculation of the incentive fee includes any deferred income accrued, but not yet received. As a result, we may pay an incentive fee on income, the receipt of which may be uncertain or deferred.

The investment management agreement provides that our Adjusted Net Investment Income for purposes of the Net Investment Income Fee excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net decrease in net assets for that quarter. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio during that quarter.

Our investment adviser may also receive incentive compensation equal to (1) 20% of (a) our adjusted net realized capital gains (realized capital gains less realized capital losses) on a cumulative basis from the closing date of our initial public offering to the end of such fiscal year, less (b) any unrealized capital losses at the end of such fiscal year, less (2) the aggregate amount of all Capital Gains Fees we paid to KAFA in prior fiscal years. Thus, we may be required to pay our investment adviser incentive compensation with respect to capital gains for a fiscal year even if we generate a net investment loss for that year. The calculation of the Capital Gains Fee includes any capital gains that result from cash distributions that are treated as a return of capital. In that regard, any such return of capital will be treated as a decrease in our cost basis of an investment for purposes of calculating the Capital Gains Fee.

Our investment adviser’s liability is limited under the investment management agreement, and we agree to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to provide the services described in the investment management agreement, and it is not be responsible for any action of our board of directors in declining to follow our investment adviser’s advice or recommendations. Pursuant to the investment management agreement, our investment adviser and its members, managers, officers and employees are not liable to us under the investment management agreement for their acts absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members, managers, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our investment adviser not constituting willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital.

Our business may benefit from raising capital in addition to the proceeds from our initial public offering. We may acquire additional capital through the issuance of Leverage Instruments and additional common stock. If we issue Leverage Instruments we may do so up to the maximum amount permitted by the 1940 Act. We generally will not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at prices below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our company and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any underwriting commission or discount).

We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or Leverage Instruments convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

If we issue Leverage Instruments, you will be exposed to additional risks, including the risk that our use of leverage can magnify the effect of any losses we incur.

We intend to seek to enhance our total returns through the use of leverage by issuing Leverage Instruments. Although our use of leverage may create an opportunity for increased returns for our common stock, it also results in additional risks and can magnify the effect of any losses. If we do incur leverage, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage.

If the income and gains from the investments purchased with leverage, net of increased expenses associated with such leverage, do not cover the cost of such leverage, the return to holders of our common stock will be less than if leverage had not been used. There is no assurance that our use of leverage, if any, will be successful. Leverage involves other risks and special considerations for common stockholders including, but not limited to, the following:

•	Our ability to pay dividends on common stock would be restricted if dividends on the preferred stock and/or interest on borrowings have not been paid, or set aside for payment.

•	Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue debt or preferred stock or other senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

•	It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants that may restrict our operating flexibility or our ability to pay dividends and other distributions on common stock in certain instances.

•	Any Leverage Instruments that we issue or incur may be secured by a lien on our assets, which, in the event of a default under the instrument governing the debt, would subject such collateral to liquidation by the lenders.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing our Leverage Instruments.

•	Any Leverage Instruments that we issue in the future will have rights, preferences and privileges over our income and against our assets in liquidation that are more favorable than those of our common stock.

•	There will likely be greater volatility of net asset value and market price of our common stock than a comparable portfolio without leverage.

•	When we use leverage, the management fee payable to our investment adviser may be higher than if we did not use leverage.

•	We may be subject to certain restrictions on investments imposed by guidelines of one or more rating agencies, which may issue ratings for the Leverage Instruments issued by us.

•	The 1940 Act provides certain rights and protections for preferred stockholders which may adversely affect the interests of our common stockholders, including rights that could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

If certain of our Targeted Investments are deemed not to be qualifying assets, we could be precluded from investing in this strategic manner, or deemed to be in violation of the 1940 Act, in which case we may not qualify to be treated as a business development company.

To maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, which we refer to as the “70% Test.” Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. The SEC recently adopted new rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies and companies whose securities are not listed on a national securities exchange, and, accordingly, we are no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities. The new rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. Although these rules expand the total amount of potential investments available to business development companies generally, we may not be able to identify any of our Targeted Investments solely as a result of the adoption of the new rules. Additionally, any failure to otherwise comply with any provision of the 70% Test in a timely manner could prevent us from qualifying as a business development company.

In addition to the adoption of the rules described above, the SEC also proposed for comment a rule that would include as eligible portfolio companies certain public companies that have listed their securities on a national securities exchange, as long as their public float and/or market capitalization are below a specified level. We will continue to monitor closely any developments with respect to the definition of eligible portfolio company, and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rules as well as any other regulatory, legislative, administrative or judicial actions in this area. If adopted, the effect of these rules could also cause us to modify our investment strategy to avail ourselves of different investment opportunities.

Changes in laws or regulations governing our operations and those of our portfolio companies or our investment adviser may adversely affect our business or cause us to alter our business strategy.

We, our portfolio companies and our investment adviser will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us, our investment adviser and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans and may result in our investment focus shifting from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including changes in the fair values of our portfolio investments, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of distributions (if any) on the equity interests we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Inflation may cause the real value of our investments to decline.

Inflation risk is the risk that the value of assets or income from an investment will be worth less in the future as inflation decreases the value of money. As inflation increases, the real value of our common stock and dividends can decline.

We are exposed to risks associated with changes in interest rates because increases in market interest rates may both reduce the value of a portion of our portfolio investments and increase our cost of capital.

A portion of our debt investments bears interest at fixed rates, and the value of these investments generally will be negatively affected by increases in market interest rates. In addition, an increase in interest rates makes it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. In that regard, rising interest rates could also cause the yield of our common stock to be less attractive to investors.

Our board of directors may change most of our operating policies and strategies without prior notice or stockholder approval, the effects of which may adversely affect your investment in our common stock.

Our board of directors has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could adversely affect your interest in our common stock. In the event that our board of directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be treated as a business development company and convert us to an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. The withdrawal of our election to be treated as a business development company or our liquidation may not be effected without approval of a requisite percentage of our board of directors and the holders of our shares of common stock.

Risks Related to Our Investments

The energy industry is subject to many risks.

We concentrate our investments in the energy industry. The revenues, income (or losses) and valuations of Energy Companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

•	Supply and Demand Risk. Risks relating to the decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, the volume of such commodities available for transportation, mining, processing, storage or distribution, may create a sustained decline in the demand for such products.

•	Commodity Pricing Risk. Risks relating to the margins that Energy Companies receive from companies that explore, develop, produce, gather, transport, process, store, refine, distribute, mine or market natural gas, natural gas liquids, crude oil, refined petroleum products or coal.

•	Regulatory Risk. Risks relating to significant federal, state and local government laws and regulations throughout many aspects of Energy Company operations, including the construction, maintenance, and controls for safety and the environment.

•	Operational Risk. Risks relating to the disruption of operations, including the integration of newly acquired assets, unanticipated operation and maintenance expenses, lack of proper asset integrity, underestimated cost projections, inability to renew or increased costs of rights of way, failure to obtain the necessary permits to operate and failure of third-party contractors to perform their contractual obligations, among others.

•	Competition Risk. Risks relating to the substantial competition that exists for Energy Companies to acquire, expand or construct assets and facilities, obtain and retain customers and contracts, and secure trained personnel.

•	Acquisition Risk. Risks relating to the continued growth through acquisitions and increase in dividends or distributions to equity holders.

•	Interest Rate Risk. Risks relating to the value of debt and equity values in our portfolio due to interest rate declines.

•	Catastrophe Risk. Risks relating to the many hazards inherent to transport, process, store, mine and market natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other hydrocarbons, including damage to infrastructure caused by natural disasters such as hurricanes, tornadoes, fire, or floods.

•	Depletion and Exploration Risk. Risks relating to the natural depletion of energy reserves and inability for Energy Companies to expand their reserves through exploration, development or acquisitions.

•	Terrorism/Market Disruption Risk. Risks relating to acts of terror on our energy infrastructure, including changes to insurance markets, both in premium costs and coverage allowed.

•	Affiliated Party Risk. Risks related to the inability or failure of an Energy Company’s parent or sponsors to satisfy payments and obligations on their behalf.

•	Financing Risk. Risks relating to the ability for Energy Companies to, if necessary, rely upon and access capital markets to raise money and pay for their existing obligations. Some of the portfolio companies in which we will invest may rely on capital markets to raise money to pay their existing obligations.

Investing in private companies may be riskier than investing in publicly traded companies due to the lack of available public information.

We will invest in primarily private companies, which may be subject to higher risk than investments in publicly traded companies. Little public information exists about many of these companies, and we will be required to rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If we are unable to obtain all material information about these companies, we may not make a fully informed investment decision, and we may lose some or all of our investments in these companies. These factors could subject us to greater risk than investments in publicly traded companies and negatively affect our investment returns, which could negatively impact the dividends paid to you and the value of your investment.

The lack of liquidity in our investments might prevent us from disposing of them at opportune times and prices.

We will primarily make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times and prices or in a timely manner. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also encounter other restrictions on our ability to liquidate an investment in a publicly traded portfolio company to the extent that we have, or one of our affiliates has, material non-public information regarding such portfolio company. In providing services to us, our investment adviser is not permitted to use material non-public information of which Kayne Anderson is in possession. If we are unable to sell our assets at opportune times, we might suffer a loss and/or reduce the dividends to our stockholders.

Our investments in thinly traded securities may be difficult to trade and value.

Although certain of the equity securities of the Energy Companies in which we invest will trade on major stock exchanges, certain securities may trade less frequently, particularly those with smaller capitalizations. Securities with limited trading volumes may display volatile or erratic price movements. In this event, if we are one of the largest investors in certain of these companies, it may be more difficult for us to buy and sell significant amounts of such securities without an unfavorable impact on prevailing market prices. Larger purchases or sales of these securities by us in a short period of time may cause abnormal movements in the market price of these securities. As a result, these securities may be difficult to dispose of at a fair price at the times when we believe it is desirable to do so. Investment of our capital in securities that are less actively traded or over time experience decreased trading volume may restrict our ability to take advantage of other market opportunities.

Our prospective investments in small and developing portfolio companies may be risky.

Our investments in small and developing companies involve a number of significant risks, including the following:

•	these companies may have limited financial resources and may be unable to meet their obligations under the securities that we hold, which may be accompanied by a deterioration in the value of their assets;

•	there is generally less public information readily available about these companies, including investment research, industry reports and news analysis, and our investigation of such investment opportunities may require significantly higher cost, longer time frame, and more extensive management commitment compared to investments in companies with a greater degree of visibility in the public markets;

•	these companies typically have shorter operating histories and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	these companies may have less predictable operating results, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, including small and developing companies, certain of our officers and directors and senior professionals of our investment adviser may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors, our investment adviser and its senior professionals may be named as defendants in such litigation, which could result in an expenditure of funds and the diversion of management time and resources.

Our equity investments may decline in value.

The equity interests in which we invest may not appreciate or may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. As a result, the equity interests in which we invest may decline in value, which may negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

The debt securities in which we invest are subject to credit risk and prepayment risk.

In addition to the other risks described elsewhere, debt securities of Energy Companies are subject to credit risk and prepayment risk.

Credit Risk.  An issuer of a debt security may be unable to make interest payments and repay principal. We could lose money if the issuer of a debt obligation is, or is perceived to be, unable or unwilling to make timely principal and/or interest payments, or to otherwise honor its obligations. The downgrade of a security by rating agencies may further decrease its value. Additionally, a portfolio company may issue to us a debt security that has payment-in-kind interest, which represents contractual interest added to the principal balance and due at the maturity date of the debt security in which we invest. It is possible that by effectively increasing the principal balance payable to us or deferring cash payment of such interest until maturity, the use of payment-in-kind features will increase the risk that such amounts will become uncollectible when due and payable.

Prepayment Risk.  Certain debt instruments, particularly any rated below investment grade or unrated securities in which we invest, may contain call or redemption provisions which would allow the issuer thereof to prepay principal prior to the debt instrument’s stated maturity. This is known as prepayment risk. Prepayment risk is greater during a falling interest rate environment as issuers can reduce their cost of capital by refinancing higher yielding debt instruments with lower yielding debt instruments. An issuer may also elect to refinance their debt instruments with lower yielding debt instruments if the credit standing of the issuer improves. To the extent debt securities in our portfolio are called or redeemed, we may be forced to reinvest in lower yielding securities or debt securities of issuers of lower credit quality.

High oil and gas prices may increase alternative sources of capital available to Energy Companies and reduce demand for our Targeted Investments.

As a result of the current high prices for oil and natural gas relative to historical levels, Energy Companies are generally experiencing strong financial results and increased cash flows. Therefore, they currently may have less financial need to raise capital than in a lower commodity price environment. As a result, high commodity prices may have the effect of delaying the deployment of the net proceeds from our initial public offering, reducing the number of companies seeking investments similar to our Targeted Investments or causing us to achieve lower total returns on our Targeted Investments.

Our portfolio companies may incur debt or issue securities that rank in right of payment equally with, or senior to, our investments in such companies. As a result, the holders of such debt or other obligations may be entitled to payments of principal and interest or other payments prior to any payments to us, preventing us from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We intend to invest a portion of our assets in subordinated debt, preferred stock and common equity issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, debt that ranks in right of payment equally with, or senior to, our investment. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets available for repaying its obligation to us. In the case of debt ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. As a result, we may be prevented from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make to portfolio companies, including the second-lien or ‘term B’ loans, will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

The Greenfield Ventures in which we seek to invest may involve energy projects with limited or no operating history on a non-recourse basis in arrangements where the venture’s obligations will be secured solely by the underlying assets of the project. Numerous factors may adversely affect the project’s ability to generate sufficient revenues to enable it to meet its obligations.

The Greenfield Ventures in which we seek to invest may have little operating history, and we may therefore have no assurance that a project will operate successfully. In addition, these projects may not have any assets other than assets associated with the project, and that venture’s obligations may not be guaranteed by any other company. A venture’s only source of revenue may be payments received under gathering, processing or transportation contracts, and if a venture is unable to make payments when due, its only recourse may be to the cash flows generated by that project and to the project itself. The Greenfield Ventures may not generate sufficient cash flows at the time of investment (often during the construction period) to fund cash distributions on equity or interest payments on debt. We may structure such investments as pay-in-kind securities for the period until project construction period is completed, at which time those interest payments or dividends would instead be made in cash.

Many factors can materially adversely impact a project’s ability to operate at full capacity, including breakdown or failure of equipment or related processes; non-performance by third parties, such as suppliers of inputs and operators and managers of projects; performance of the facility below expected levels of output or efficiency; failure of the facility to operate at design specifications; labor disputes; changes in applicable law; unavailability of electric transmission service; failure to obtain, maintain or renew necessary permits or to meet the conditions of such permits; government exercise of eminent domain power or similar events; and catastrophic events including fires, explosions, earthquakes and droughts.

The occurrence of these events could significantly reduce or eliminate a project’s revenues or significantly increase the expenses of the project, thereby jeopardizing the project’s ability to make payments of principal and interest on loans made or cash distributions on equity securities of the Greenfield Venture.

Economic downturns could harm our portfolio companies’ operations and ability to satisfy their obligations to their respective lenders and other investors, including us.

Our portfolio companies may be susceptible to economic downturns and may be unable to repay loans or fulfill their other financial obligations during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of our equity investments and the value of collateral securing some of our loans. Economic downturns could lead to financial losses in our portfolio and decreases in revenues, net income and assets.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or others could lead to defaults and, potentially, acceleration of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. This could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

The marine transportation companies in which we invest are and will continue to be substantially affected by the highly cyclical nature of the tanker industry, which cyclicality is beyond our control.

Marine transportation (or “tanker”) companies are exposed to many of the same risks as other Energy Companies, as summarized above. In addition, the highly cyclical nature of the tanker industry may lead to volatile changes in charter rates and vessel values, which may adversely affect the earnings of tanker companies in our portfolio. Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. Historically, the tanker markets have been volatile because many conditions and factors can affect the supply and demand for tanker capacity. Changes in demand for transportation of oil over longer distances and supply of tankers to carry that oil may materially affect revenues, profitability and cash flows of tanker companies.

The successful operation of vessels in the charter market depends upon, among other things, obtaining profitable spot charters and minimizing time spent waiting for charters and traveling unladen to pick up cargo. The value of tanker vessels may fluctuate and could adversely affect the value of any tanker company securities in our portfolio. Declining tanker values could affect the ability of tanker companies to raise cash by limiting their ability to refinance their vessels, thereby adversely impacting tanker company liquidity.

Tanker company vessels are at risk of damage or loss because of events such as mechanical failure, collision, human error, war, terrorism, piracy, cargo loss, bad weather and natural disasters. In addition, changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes, boycotts and government requisitioning of vessels. These sorts of events could interfere with shipping lanes and result in market disruptions and a significant loss of tanker company earnings, which could affect the value of our investment and impact our ability to pay dividends and cause you to lose all or part of your investment.

When we are a debt or non-controlling equity investor in a portfolio company, we generally will not be in a position to control the entity, and management of the portfolio company may make decisions that could decrease the value of our portfolio holdings.

We anticipate primarily making debt and non-controlling equity investments, and will therefore be subject to the risks that a portfolio company may make business decisions with which we disagree and that the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic and global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are often uninsurable.

Numerous factors may reduce the distributions paid by an Energy Company to us, which in turn may reduce the dividends we pay to our common stockholders.

We expect that a substantial portion of the cash flow received by us will be derived from our investment in equity securities of Energy Companies. The amount of cash that an Energy Company has available for dividends or distributions and the tax character of such dividends or distributions are dependent upon the amount of cash generated by the Energy Company’s operations. Cash available for dividends or distributions will vary from month to month and is largely dependent on factors affecting the Energy Company’s operations and factors affecting the energy industry in general. In addition to the risk factors described above, other factors which may reduce the amount of cash an Energy Company has available for dividends or distributions include increased operating costs, maintenance capital expenditures, acquisition costs, expansion, construction or exploration costs and borrowing costs.

Our portfolio investments may be concentrated in a limited number of portfolio companies in the energy industry, which will subject us to a risk of significant loss if any of these companies were to suffer a significant loss.

While we intend for the investments in our portfolio to be allocated among a substantial number of companies, we may invest up to 25% of our assets in any one portfolio company and our investments may initially be concentrated in a limited number of companies. As a consequence of this concentration, the aggregate returns we initially realize may be adversely affected if a small number of our investments perform poorly or if we need to write down the value of any one such investment. Beyond the applicable federal income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. We estimate that, once we have invested substantially all of the net proceeds from our initial public offering, we will have invested in approximately 20 to 35 portfolio companies, depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments. To the extent that we take large positions in the securities of a small number of portfolio companies, our net asset value and the market price of our common stock may fluctuate as a result of changes in the financial condition or in the market’s assessment of such portfolio companies to a greater extent than that of a diversified investment company. These factors could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

In addition, our investments will be concentrated in the energy industry. Consequently, we will be exposed to the risks of adverse developments affecting the energy industry to a greater extent than if our investments were dispersed over a variety of industries. See “— The energy industry is subject to many risks.”

We may not have sufficient funds to make follow-on investments. Our decision not to make a follow-on investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment in a successful situation by among other things, making a follow-on investment or exercising a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation and may dilute our equity interest or reduce the expected yield on our investment.

Our investments in Limited Partnerships are subject to special risks arising from conflicts of interest and tax characterization.

An investment in Limited Partnership units involves some risks which differ from an investment in the common shares of a corporation. Holders of Limited Partnership units have limited control and voting rights on matters affecting the partnership. In addition, there are certain tax risks associated with an investment in MLP units and conflicts of interest exist between common unit holders and the general partner. For example, conflicts of interest may arise from incentive distribution payments paid to the general partner, or referral of business opportunities by the general partner or one of its affiliates to an entity other than the Limited Partnership.

The publicly traded MLP securities in which we invest are subject to price fluctuations.

The publicly traded MLP securities in which we invest may be subject to general movements in the stock market, and a significant drop in the stock market may depress the price of securities to which we have exposure. MLP securities prices fluctuate for several reasons, including changes in the financial condition of a particular MLP, investors’ perceptions of MLPs, the general condition of the relevant stock market, or when political, catastrophic or economic events affecting the MLPs occur. In addition, the prices of publicly traded MLP securities may be sensitive to rising interest rates given their yield-based nature.

We may invest a portion of our assets in foreign securities. Investing in foreign securities typically involves more risks than investing in U.S. securities.

Foreign securities may be issued and traded in foreign currencies. As a result, their values may be affected by changes in exchange rates between foreign currencies and the U.S. dollar. For example, if the value of the U.S. dollar increases compared to a foreign currency, an investment in that foreign currency will decrease in value because it will be worth fewer U.S. dollars.

The political, economic, and social structure of some foreign countries may be less stable and more volatile than those in the U.S. Investments in these countries may be subject to the risks of internal and external conflicts, currency devaluations, foreign ownership limitations and tax increases. It is possible that a government may take over assets or operations of a company or impose restrictions on the exchange or export of currency or other assets. Some countries also may have different legal systems that may make it difficult for us to vote proxies, exercise stockholder rights, and pursue legal remedies with respect to foreign investments. Diplomatic and political developments, including rapid and adverse political changes, social instability, regional conflicts, terrorism and war, could affect the economies, industries and securities and currency markets, and the value of our investments, in non-U.S. countries. These factors are extremely difficult, if not impossible, to predict and take into account with respect to our investments in foreign securities.

Brokerage commissions and other fees generally are higher for foreign securities. Government supervision and regulation of foreign stock exchanges, currency markets, trading systems and brokers may be less than in the U.S. The procedures and rules governing foreign transactions and custody (holding of our assets) also may involve delays in payment, delivery or recovery of money or investments.

Foreign companies may not be subject to the same disclosure, accounting, auditing and financial reporting standards and practices as U.S. companies. Thus, there may be less information publicly available about foreign companies than about most U.S. public companies.

Certain foreign securities may be less liquid and more volatile than many U.S. securities. This means we may at times be unable to sell foreign securities at favorable prices or at all.

Dividend and interest income from foreign securities may be subject to withholding taxes by the country in which the issuer is located, and we may not be able to pass through to our stockholders foreign tax credits or deductions with respect to these taxes.

Our use of derivatives instruments may result in losses greater than if they had not been used and the counterparty in a derivative transaction may default on its obligations.

We may purchase and sell derivative investments such as exchange-listed and over-the-counter put and call options on securities, enter into various interest rate transactions such as swaps, floors or collars or credit transactions and enter into total return swaps. The use of derivatives has risks, including the imperfect correlation between the value of such instruments and the underlying assets, the possible default of the other party to the transaction or illiquidity of the derivative investments, any of which could materially adversely impact the performance of our common stock. Furthermore, the ability to successfully use these techniques depends on the ability of our investment adviser to correctly predict pertinent market movements, which cannot be assured. Thus, their use may result in losses greater than if they had not been used, may require us to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise sell. Additionally, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivative transactions are not otherwise available to us for investment purposes.

The use of interest rate swaps is a highly specialized activity that involves investment techniques and risks different from those associated with ordinary portfolio security transactions. Depending on market conditions in general, our use of swaps could enhance or harm the overall performance of our common stock. For example, we may use interest rate swaps in connection with any use by us of Leverage Instruments. To the extent there is a decline in interest rates, the value of the interest rate swap could decline, and could result in a decline in the net asset value of our common stock. In addition, if short-term interest rates are lower than our fixed rate of payment on the interest rate swap, the swap will reduce the net asset value of our common stock.

The transaction expenses for our investments in private companies may be higher than customary brokerage commissions.

Unlike the publicly traded securities that we may hold, we will generally acquire and dispose of our investments in private companies through privately negotiated transactions. The negotiation and documentation of such transactions will often be complex, and the transaction costs that we incur during the course of investing in a private company will be significantly greater than customary brokerage commissions that we would pay if we were investing in publicly traded securities. We anticipate that our annual portfolio turnover rate will be approximately 10% to 20%, but that rate may vary greatly from year to year. Portfolio turnover rate is not considered a limiting factor in our investment adviser’s execution of investment decisions.

Risks Related to Our Common Stock

We may be unable to invest a significant portion of the net proceeds from our initial public offering on acceptable terms in an appropriate timeframe.

Delays in investing the net proceeds from our initial public offering may cause our performance to be worse than that of other fully invested business development companies or other lenders or investors pursuing comparable investment strategies. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from our initial public offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it will take us up to nine months to invest substantially all of the net proceeds from our initial public offering in securities meeting our investment objective. During this period, we will invest the net proceeds from our initial public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any dividends that we pay during this period may be substantially lower than the dividends that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective. In addition, until such time as the net proceeds from our initial public offering are invested in securities meeting our investment objective, the market price for our common stock may decline. Thus, the initial return on your investment may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

We may not be able to pay dividends and our dividends may not grow over time. We may have difficulty paying our required dividends if we recognize income before or without receiving cash representing such income.

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be harmed by, among other things, the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind interest, which represents contractual interest added to the principal balance and due at the end of the maturity date of debt securities in which we invest. Such original issue discount or increases in principal balances as a result of payment-in-kind arrangements, both of which could be significant relative to our overall investment activities, are included in our income before we receive any corresponding cash payments. While we focus primarily on investments that will generate a current cash return, our investment portfolio may also include securities that do not pay some or all of their return in periodic current cash distributions.

Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to income tax.

An investment in our common stock will involve certain tax risks that could negatively impact our common stockholders.

In addition to other risk considerations, an investment in our common stock will involve certain tax risks, including, but not limited to, the risks summarized below. Tax matters are very complicated, and the federal, state, local and foreign tax consequences of an investment in and holding of our common stock will depend on the facts of each investor’s situation. Investors are encouraged to consult their own tax advisers regarding the specific tax consequences that may affect such investors.

We cannot assure you what percentage of the dividends paid on our common stock, if any, will be treated as qualified dividend income or long-term capital gain or what the tax rates on various types of income or gain will be in future years. The favorable rates on qualified dividend income and long-term capital gains are currently scheduled to increase for certain income received or gains realized for taxable years beginning after December 31, 2010.

MLP Tax Risks.  Our ability to meet our investment objective will depend on the level of taxable income and distributions we receive from the securities in which we invest, a factor over which we have no control. The benefit we derive from our investment in MLPs is largely dependent on the MLPs being treated as partnerships for federal income tax purposes. If, as a result of a change in current law or a change in an MLP’s business, an MLP were treated as a corporation for federal income tax purposes, such MLP would be obligated to pay federal income tax on its income at a maximum corporate tax rate of 35%. Therefore, if an MLP were classified as a corporation for federal income tax purposes, the amount of cash available for distribution from such MLP would be reduced. As a result, treatment of an MLP as a corporation for federal income tax purposes would result in a reduction in the after-tax return of our investment in such MLP, which would likely cause a reduction in the net asset value of our common stock.

Tax Law Change Risk.  Changes in tax laws or regulations, or interpretations thereof in the future, could adversely affect us or the Energy Companies in which we invest. Any such changes could negatively impact our common stockholders. For example, new legislation could negatively impact the amount and tax characterization of dividends received by our common stockholders.

An investment in our shares is not intended for investors seeking short-term profit potential.

Investing in shares of our common stock is intended for investors seeking long-term capital growth and income and is not meant to provide a vehicle for those who invest for short-term profit potential. The portfolio securities we seek will generally be illiquid. Therefore, our ability to receive interest, dividends or cash distributions or otherwise realize any return on illiquid investments in the short-term will be limited, and, as a result, our financial condition and the performance of our common stock during any short-term period may be impaired. An investment in our shares should not be considered a complete investment program. You should take into account your investment objectives as well as your other investments when considering the purchase of our common stock.

Future offerings of Leverage Instruments, which would be senior to our common stock upon liquidation, or equity securities, could dilute our existing stockholders and may be senior to our common stock for the purposes of dividends and distributions.

In the future, we may attempt to increase our capital resources by making additional offerings of Leverage Instruments, subject to the restrictions of the 1940 Act. Upon the liquidation of our company, holders of our Leverage Instruments would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on dividends that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors which may be beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Shares of closed-end management investment companies, including business development companies, may trade at a discount from net asset value.

Shares of closed-end management investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of a closed-end investment company is a risk separate and distinct from the risk that our net asset value will decrease. Our shares of common stock are not subject to redemption. Investors desiring liquidity may, subject to applicable securities laws, trade their shares of common stock on any exchange where such shares are then trading at current market value, which may differ from the then current net asset value. We cannot predict whether our common stock will trade at, above, or below net asset value.

We may make investments with which you may not agree.

We will have significant flexibility in investing and may make investments with which you may not agree. Although we have attempted to describe our Targeted Investments and their expected characteristics, our goal is to allocate investments in compliance with the 1940 Act, the RIC qualification requirements of the Code and in accordance with our investment objective. If such rules and regulations change or if the energy finance market dictates that we vary our investment approach, then we will adjust our investment allocations and strategy accordingly.

Certain provisions of Maryland law and our Charter and Bylaws could hinder, delay or prevent a change in control of our company.

Our charter (the “Charter”), Bylaws and the Maryland General Corporation Law include provisions that could limit the ability of other entities or persons to acquire control of us or to change the composition of our board of directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”) to the extent such statute is not preempted by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting any business combination between us and any other person from the Business Combination Act, subject to prior approval of such business combination by our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. In addition, the Maryland Control Share Acquisition Act (the “Control Share Act”) provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Our Bylaws contain a provision exempting from the Control Share Act any and all acquisitions by any person of our shares of common stock. If the applicable board resolution is repealed or our board of directors does not otherwise approve a business combination, the Business Combination Act and the Control Share Act (if we amend our Bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our Charter classifying our board of directors in three classes serving staggered three-year terms, and provisions authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our Charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our Charter and Bylaws, could have the effect of discouraging, delaying, deferring or preventing a transaction or a change in control that might otherwise be in the best interests of our stockholders. As a result, these provisions may deprive our common stockholders of opportunities to sell their common stock at a premium over the then current market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable, as we are not an accelerated filer and have not received written comments from the Commission staff regarding any of our periodic or current reporting.

ITEM 2.	PROPERTIES.

We do not own any real estate or other physical properties for our operations. Under our Investment Management Agreement, KAFA is responsible for providing office space and equipment that is reasonably necessary for our operations. Our principal executive offices are located at 1100 Louisiana, Suite 4550, Houston, Texas, 77002, and certain corporate officers and other significant investment personnel and operations are located at 1800 Avenue of the Stars, Second Floor, Los Angeles, California, 90067.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders since our initial public offering on September 21, 2006 through the fiscal year ended November 30, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Price Range and Net Asset Value per Share

Our common stock trades on the NYSE under the symbol “KED.” We completed our initial public offering of KED on September 21, 2006 at a price of $25.00 per share. Prior to such date, there was no public market for our common stock. The closing market price of our common stock on January 31, 2007 was $24.30 per share, and we had six shareholders of record on this date. Since many of our shares are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of underlying stockholders and individual participants represented by these six shareholders of record as of January 31, 2007.

The following tables lists net asset value per share (“NAV per share”) at November 30, 2006 and the high and low sales price for our common stock during our initial fiscal quarter in operation from September 21, 2006, the date of our initial public offering, through November 30, 2006. During the period, we did not pay any dividends.

		High Sales	Low Sales
	NAV(1)	Price	Price

Fourth Fiscal Quarter (period from September 21, 2006 to November 30, 2006)	$24.19	$24.95	$21.56

(1)	NAV per share is determined as of the last day of the quarter ended and therefore may not reflect the NAV per share on the date of the high and low sales price, which may or may not fall on the last day of the quarter. NAV per share is based on outstanding shares at the end of each quarter.

Dividends

On January 12, 2007, we paid an initial dividend of $0.22 per common share (for the period from September 21, 2006 to November 30, 2006), totaling $2.2 million. We currently intend to distribute quarterly dividends to our common stockholders. Our quarterly dividends, if any, will continue to be determined by our board of directors.

As stated, we are a business development company and have elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986. To maintain our RIC status, we must distribute at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest out of the assets legally available for distribution. A portion of the cash distributions we receive from our investments will be treated as a return of capital and therefore generally would not be treated as “investment company taxable income.” While we anticipate that we would distribute some or all of such return of capital, we are not required to do so in order to maintain our RIC status. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of our capital losses for the one-year period ending on November 30, the last day of our taxable year, and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. We currently intend to make sufficient distributions to satisfy the annual distribution requirement and to avoid the excise taxes.

Although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such dividends, we may in the future decide to retain such capital gains for investment and designate such retained amount as a deemed distribution.

We cannot assure you that we will achieve results that will permit the payment of any cash distributions and, if we incur indebtedness or issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by terms of any of our borrowings.

If we issue Leverage Instruments, we will be prohibited from paying dividends if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if dividends are limited by the terms of any of our Leverage Instruments.

We have also established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will generally be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan and elect to receive cash dividends.

Recent Sales of Unregistered Securities

Prior to our initial public offering, we issued 60 shares of our common stock to KAFA for an aggregate purchase price of $1,500. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the period of September 21, 2006 through November 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information and other data for the period ended September 21, 2006 through November 30, 2006 is derived from our financial statements included in this Annual Report on Form 10-K which has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm. This selected financial information and other data should be read in conjunction with our financial statements, related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

For the Period
September 21, 2006*
through November 30, 2006
(amounts in 000’s, except
per share and other data)

Statement of Operations Data
Total investment income	$2,047
Total expenses	1,183
Net investment income	864
Net realized and unrealized gains	7,824
Net increase in net assets resulting from operations	8,688

Per Share Data
Net asset value	$24.19
Net increase in net assets resulting from operations	0.87

Statement of Assets and Liabilities Data
Total assets	$243,604
Total net assets	241,914

Other Data
Total return based on market value(1)	(10.7)%
Total return based on net asset value(2)	3.7%
Number of portfolio companies at period end — public	29
Number of portfolio companies at period end — private	7

*	Commencement of operations

(1)	Total return based on market value equals the decrease in the closing price at November 30, 2006 of $22.32 per share to the initial public offering price of $25.00 per share at September 21, 2006. Total return based on market value is not annualized.

(2)	Total return based on net asset value equals the increase in the net asset value at November 30, 2006 of $24.19 per share over the initial net asset value of $23.32 per share at September 21, 2006, after deducting underwriting and offering costs. Total return based on net asset value is not annualized.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information contained in this section should be read in conjunction with the “Item 6. Selected Financial Data” and our financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are incorporated under the laws of the State of Maryland. We invest primarily in private Energy Companies that are not traded publicly (“non-traded”). We completed our initial public offering of 10,000,000 shares of common stock at $25.00 per share on September 21, 2006. We have filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (“the 1940 Act”), and we are classified as a closed-end, non-diversified management investment company under the 1940 Act.

Our operations will continue to be externally managed and advised by our investment adviser, KAFA, pursuant to an investment management agreement. Our investment objective is to generate both current income and capital appreciation primarily through equity and debt investments. We will seek to achieve this objective by investing at least 80% of our total assets in securities of Energy Companies.

A key focus area for our investments in the energy industry will continue to be equity and debt investments in Midstream Energy Companies structured as limited partnerships. We also expect to evaluate equity and debt investments in Other Energy Companies, and debt investments in Upstream Energy Companies. We refer to these investments as our “Targeted Investments.” Under current market conditions, we expect that our Targeted Investments will generally range in size from $10 million to $60 million, although a few investments may be in excess of this range.

We may seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings (each a “Leverage Instrument” and collectively, the “Leverage Instruments”). We currently expect to use leverage in an aggregate amount equal to 30% of our total assets, which includes assets obtained through such leverage.

Market Overview and Outlook

While only 30% of our portfolio is targeted for MLPs and MLP Affiliates once we are fully invested, these securities represent a substantially larger percentage of our long-term investments during our ramp up period. Our performance has been enhanced by the continued strong performance of the MLP sector. A market-weighted composite of 55 MLPs (the “MLP Composite”) had a total return of 28.1% for calendar 2006, driven largely by increases in distributions. During the year, the MLP Composite increased distributions by 14.6%, which we believe is the strongest year on record for MLP distribution growth.

The stock market performance of the MLP Composite was strong throughout the first nine months of the calendar year and exceedingly strong during the fourth quarter. We believe that much of the performance during the fourth quarter is attributable to increased investment in the MLP sector following planned changes to the taxation of Canadian Royalty Trusts announced on October 31, 2006.

During calendar 2006, long-term interest rates (as measured by 10-year U.S. Treasury notes) increased significantly during the first half of the year and then peaked near the end of the second calendar quarter. During the third and fourth calendar quarters, long-term interest rates declined substantially and ended the year approximately 30 basis points higher than the start of the year, but approximately 50 basis points lower than the peak near the end of the second quarter.

We look forward to continuing to execute our business plan to achieve high total returns by investing in private MLPs, publicly traded MLPs and MLP Affiliates, and private midstream, upstream and other energy companies. We are encouraged by the number and quality of opportunities that we see across all sub-sectors of the energy industry.

Recent Developments

On February 15, 2007, the Company invested approximately $34 million in a second lien term loan issued by ProPetro Services, Inc. (“ProPetro”), a private oilfield service company that provides a broad range of drilling and production related services to oil and natural gas exploration and production companies in Texas, Oklahoma, Utah and Colorado. In conjunction with its investment in the term loan, the Company received 2,904,620 warrants to purchase shares in ProPetro, which represents an 8.4% fully diluted interest in ProPetro.

On December 28, 2006, we and other institutional investors formed Millennium Midstream Partners, LP (the “Partnership”), a private limited partnership. The Partnership was formed to acquire the assets of Millennium Midstream Energy, LLC and its affiliates, which consist of gathering, processing and pipeline assets in Texas and Louisiana. We made an investment of $47.5 million in the Partnership. Through our investment, we received 2,375,000 Class B common units that represent a 39% limited partnership interest in Millennium Midstream Partners, LP.; 2,375,000 Class A common warrants, and 212 incentive distribution rights.

Portfolio and Investment Activity

Our investments as of November 30, 2006 were comprised of equity securities of $63.9 million and fixed income investments of $42.6 million. Included in the equity securities was $0.9 million invested in warrants of a privately-held exploration company, and the remaining $63.0 million was in publicly traded MLPs and MLP Affiliates. All of our fixed income investments ($42.6 million) were in private Energy Companies, of which we made eleven different investments in these seven portfolio companies.

Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of November 30, 2006, 82% or $35.0 million of our interest-bearing portfolio is floating rate debt and 18% or $7.6 million is fixed rate debt.

Results of Operations

Set forth below is an explanation of our results of operations for the period from September 21, 2006 (inception) through November 30, 2006, our first fiscal and taxable year in operation.

Investment Income.  Investment income for the period was $2.1 million and consisted primarily of interest income on our short-term investments in repurchase agreements and fixed income investments. We earned $0.7 million of cash dividends and distributions, substantially all of which were treated as a return of capital during the period.

Operating Expenses.  Total operating expenses for the period were $1.2 million, including $0.6 million of investment management fees (net of fee waivers) and $0.2 million for professional fees for the period. Investment management fees (net of fee waivers) were equal to an annual rate of 1.25% of average total assets.

Net Investment Income.  During the period, our net investment income totaled $0.9 million, which consisted of $2.1 million of investment income, primarily from our interest income on short-term investments in repurchase agreements. This investment income was reduced by total operating expenses of $1.2 million for the period.

Net Realized Gains.  During the period, we had net realized gains from our investments of $0.1 million.

Net Change in Unrealized Appreciation on Investments.  During the period, we had net unrealized gains from our investments of $7.7 million.

Net Increase in Net Assets Resulting from Operations.  Our net increase in net assets resulting from operations for the period was $8.7 million. This increase is composed primarily of the change in net unrealized gains of $7.7 million and, to a lesser extent, net investment income of $0.9 million and net realized gains of $0.1 million as noted above.

Liquidity and Capital Resources

On September 21, 2006, we completed our initial public offering of 10,000,000 shares of common stock at $25.00 per share, less an underwriting discount of $1.59 per share. After considering underwriting discounts, offering costs and organizational expenses, we had approximately $233.2 million invested in short-term repurchase agreements and no indebtedness.

As of November 30, 2006, we had approximately $135.1 million invested in short-term repurchase agreements. As of January 31, 2007, we had approximately $90.4 million in repurchase agreements. Consistent with our investment objective, we anticipate investing these proceeds within nine months of our initial public offering on September 21, 2006.

Contractual Obligations

Investment Management Agreement.  We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the period, we paid $0.6 million in base management fees, net of $0.2 million in fee waivers, and zero in incentive fees.

As of November 30, 2006, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond.

Approval of Investment Management Agreement

Our Board of Directors approved an Investment Management Agreement (the “Agreement”) with KA Fund Advisors, LLC (“KAFA”). The Board of Directors, including those directors who are not parties to the Agreement or “interested persons” (as defined in the Investment Company Act of 1940, as amended (the “1940 Act”)) of any such party (the “Independent Directors”), at meetings held on September 5 and 11, 2006, took into consideration information provided at the meetings, as well as a wide variety of materials relating to the services expected to be provided by KAFA, including reports on KAFA’s relevant investment experience; proposed portfolio composition; past portfolio activities for other investment companies advised by KAFA; and other information relating to the nature, extent and quality of services expected to be provided by KAFA to us. In addition, the Board reviewed information regarding, as applicable, our advisory fee and expense comparisons, descriptions of various related functions such as compliance monitoring and portfolio trading practices, and information about the personnel providing investment management services to us.

In deciding to approve the Agreement, the Board of Directors did not identify any single issue or particular information that, in isolation, was the controlling factor. This summary describes the most important, but not all, of the factors considered by the Board.

Nature, Extent and Quality of Services.  The Board considered the depth and quality of KAFA’s investment management process, including its extensive industry and sector experience, the ability to source and analyze potential investments and the integrity of senior management and other personnel; the low turnover rates of key personnel, the ability to recruit qualified personnel with relevant expertise, and the overall financial strength, stability and reputation of the organization. The Board discussed the expected quality of the services to be provided by KAFA and noted KAFA’s sophistication in the relevant investment areas for us. It was noted that the Directors had been provided with copies of KAFA’s Form ADV Parts I and II, which includes various information regarding KAFA’s personnel, organization and policies. The Board’s consensus was that the nature, extent and quality of the services expected to be provided by KAFA should benefit us and our stockholders.

Investment Performance.  At the date of these meetings, we had not yet commenced investment operations so the Board reviewed KAFA’s investment performance for its other investment companies, knowing that such information was of some value with respect to us despite the different investment emphasis for us. The Board noted

the favorable performance of the two other closed-end investment vehicles managed by KAFA. The Board ultimately concluded that KAFA is likely to have investment performance in managing us that will benefit us and our stockholders.

Advisory Fees and Total Expenses.  The Board reviewed the various components of the proposed advisory fee (including the incentive structure) and our expected total expenses and compared such amounts with the average fee and expense levels of other business development companies, including those with a similar industry emphasis. The Board observed that our proposed advisory fees and total expenses were reasonable compared to other comparable business development companies. The Board noted, in particular, a lower based fee for us than many other peer funds and the absence of a “catch-up feature” on our incentive fee which is common for other business development companies, and makes our fee more favorable to stockholders. The Board noted that KAFA has agreed to waive 50 basis points of its regular management fee for the first year, thus indicating a substantial investment by KAFA in us. The Board concluded that the reasonable level of fees charged by KAFA should benefit us and our stockholders.

Adviser Costs, Level of Profits and Economies of Scale.  The Board did not review information regarding KAFA’s expected profitability of providing services to us, but noted the overall reasonable level of the advisory fees and expenses and the initial fee waiver. The Board also noted that the level of profitability to KAFA is likely to vary depending on the performance of us and the resulting level of advisory fees received under the incentive structure. The Board also noted KAFA’s need to maintain a reasonable level of profitability to retain and recruit qualified professionals and that all internal trading and personnel costs will be borne by KAFA and not by us. The Board acknowledged that travel expenses related to our investment activities would be paid by us. The Board’s consensus was that it would review this area in more detail once we have a period of operations to assess, and KAFA can produce useful profitability and cost information.

Ancillary Benefits.  The Board considered a variety of other benefits that might be enjoyed by KAFA, including possible ancillary benefits to its affiliated broker-dealer, which is expected to be used for only a minimal amount of our trading and only in a manner permitted by applicable law. The Board perceived no other material ancillary benefits other than those that would arise generally from increasing KAFA’s overall assets under management.

Conclusion.  Based on its review, including consideration of each of the factors referred to above, the Board concluded that the Agreement would be fair and reasonable to us and our stockholders, that our stockholders should receive reasonable value in return for the advisory fees paid to KAFA by us, and that the approval of the Agreement was in the best interest for us and our stockholders.

Dividends

On January 12, 2007, we paid an initial dividend of $0.22 per common share (for the period from September 21, 2006 to November 30, 2006), totaling $2.2 million.

Off-Balance Sheet Arrangements

At November 30, 2006, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement with KAFA.

Critical Accounting Policies

Our most significant accounting policies in accordance with GAAP are described below. The preparation of our financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. Estimates and judgments are based on information available at the time such estimates and judgments are made, and adjustments made to these estimates and judgments often relate to information not previously available. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Estimates and judgments are used in, among other things, to develop fair value assumptions, to assess future tax exposure and the realization of tax assets.

We have identified the following four (4) critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our assets, liabilities, revenues and expenses:

•	Valuation of Non-Traded Portfolio Investments

•	Determination of Net Asset Value

•	Federal Income Taxes

•	Return of Capital Estimates

Valuation of Non-Traded Portfolio Investments.  As a business development company, we generally invest in illiquid or otherwise restricted securities including debt and equity securities of non-traded, emerging companies. For these securities, as well as any other portfolio security held by us for which reliable market quotations are not readily available, we determine valuations using the following valuation process, unless otherwise determined by the Board of Directors:

•	Investment Team Valuation. Investments are initially valued by Kayne Anderson investment professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions are documented and discussed with senior management of Kayne Anderson. Such valuations generally are submitted to the Valuation Committee or the Board of Directors on a quarterly basis, and stand for intervening periods of time.

•	Valuation Committee. The Valuation Committee meets on or about the end of each quarter to consider new valuations presented by Kayne Anderson, if any, which were made in accordance with the Valuation Procedures in such quarter. Between meetings of the Valuation Committee, a senior officer of Kayne Anderson is authorized to make valuation determinations. The Valuation Committee’s valuations stand for intervening periods of time unless the Valuation Committee meets again at the request of Kayne Anderson, the Board of Directors, or the Committee itself. All valuation determinations of the Valuation Committee are subject to ratification by the Board at its next regular meeting.

•	Valuation Firm. On at least a quarterly basis, a third-party valuation firm engaged by the Board of Directors reviews the valuation methodologies and calculations employed for these securities.

•	Board of Directors Determination. The Board of Directors meets quarterly to consider the valuations provided by Kayne Anderson and the Valuation Committee, if applicable, and ratify valuations for the applicable securities. The Board of Directors considers the report provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board will use the pricing indicated by the external event to corroborate and/or assist in the valuation.

Unless otherwise determined by the Board of Directors, securities that are convertible into or otherwise will become publicly tradable (e.g., through subsequent registration or expiration of a restriction on trading) are valued through the process described above, using a valuation based on the market value of the publicly traded security less a discount. The discount is initially equal in amount to the discount negotiated at the time the purchase price is determined. To the extent that such securities are convertible or otherwise become publicly traded within a time frame that may be reasonably determined, Kayne Anderson may determine an amortization schedule for the discount in accordance with a methodology approved by the Valuation Committee.

Unless otherwise determined by the Board of Directors, securities that are not convertible into or otherwise will become publicly tradable are valued at fair value as determined in good faith, considering, among other factors, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other measures.

Determination of fair values can involve subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Determination of Net Asset Value.  We will determine our net asset value per share of our common stock as of the close of regular session trading on the NYSE (normally 4:00 p.m. Eastern time) quarterly. Net asset value per share of our common stock is computed by dividing the value of all of our assets (including accrued interest and dividends), less all of our liabilities (including accrued expenses, dividends payable and any borrowings) and the liquidation value of any outstanding preferred stock, by the total number of shares outstanding.

As noted above in “Valuation of Non-Traded Portfolio Investments,” our portfolio will primarily include securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by us for which reliable market quotations are not readily available, valuations will be determined in good faith by our board of directors under the consistently-applied valuation policy described above.

Our portfolio will also include publicly traded securities. For these securities, with a readily available market price, the valuation procedure is as described below. Readily marketable portfolio securities listed on any exchange other than the NASDAQ are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and asked prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Portfolio securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities.

Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, will be valued at the closing bid prices. Fixed income securities that are considered corporate bonds with a remaining maturity of 60 days or more are valued by using the mean of the bid and ask prices provided by an independent pricing service. For fixed income securities that are considered corporate bank loans with a remaining maturity of 60 days or more, the fair market value is determined by the mean of the bid and ask prices provided by the syndicate bank or principal market maker. When price quotes are not available, fair market value will be based on prices of comparable securities. Fixed income securities that mature within 60 days are valued on an amortized cost basis.

Federal Income Taxes.  Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. These differences may be permanent or temporary. We reclassify permanent differences among capital accounts in our financial statements to reflect the tax character of each difference.

As stated, we are a business development company and have elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986. As a RIC, we generally will not be required to pay federal income taxes on any ordinary income or capital gains that we receive from our portfolio investments and our taxable subsidiaries in so far as we distribute such amounts to our stockholders as dividends. To qualify and maintain our RIC status, we must meet specific source-of-income and asset diversification requirements and distribute in each of our taxable years at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest out of the assets legally available for distribution.

We expect to continue to form wholly-owned taxable subsidiaries to make or hold certain investments in private limited partnerships. Although, as a RIC, dividends received by us from our taxable subsidiaries and distributed to our stockholders will not be subject to federal income taxes, our taxable subsidiaries will generally be subject to federal and state income taxes on their income. As a result, the net return to us on such investments held by these subsidiaries will be reduced to the extent that the subsidiaries are subject to income taxes.

Return of Capital Estimates.  Dividends and distributions received from our investments in MLPs generally are comprised of income and return of capital. The return of capital portion of the dividends and distributions is a reduction to investment income in our Statement of Operations and results in an equivalent reduction to the cost basis of the associated investments. The reduction to the cost basis results in an increase to either net realized gains or the net change in unrealized gains from investments. We record investment income and return of capital based on estimates made at the time when we receive such distributions. We base these estimates on historical information available from our MLP investments and other industry sources. We may revise these estimates based on information received from our MLP investments after their tax reporting periods are concluded. Any changes to these estimates may be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.

Interest Rate Risk.  Interest rate risk primarily results from variable rate fixed income securities in which we invest. Fixed income investments in our portfolio are based on floating and fixed rates. Loans bearing a floating interest rate are usually based on a LIBOR and, in most cases, an additional set of basis points. The interest rates for these fixed income instruments typically have one to six-month durations and reset at the current market interest rates. As of November 30, 2006, our floating rate investments totaled approximately $35.0 million (82%) of our total fixed income investments of $42.6 million. Based on sensitivity analysis of the variable rate financial obligations in our fixed income investment portfolio at November 30, 2006, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended November 30, 2007 would either decrease or increase net investment income by approximately $0.4 million.

We may hedge against interest rate fluctuations for these floating rate instruments using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. Hedging activities may mitigate our exposure to adverse changes in interest rates, but certain hedging transactions, such as interest rate swaps, can also have the adverse effect of limiting our ability to participate in a lower interest rate environment with respect to our portfolio of investments.

Portfolio Investment Valuation.  We carry our investments at fair value, as determined by our board of directors. Investments for which market quotations are readily available are valued at such market quotations. Fixed income and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our private equity valuation. Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board under a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments. These differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and financial statement schedules are set forth at beginning on pages F-1 in this annual report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

We are a non-accelerated filer for the period ending November 30, 2006. As such, the information relating to internal control over financial reporting required to be disclosed in annual reports to stockholders of accelerated filers under applicable SEC regulations is not required for the period contained in this report. We expect to be an accelerated filer for the fiscal year ended November 30, 2007.

(a) Evaluation of Controls and Procedures.  The Company’s management, with the participation of the Company’s President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered in this report. Based upon such evaluation, the Company’s President and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in designing and evaluating our disclosures controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item will be contained in our Proxy Statement for our 2007 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement for our 2007 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement for our 2007 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained in our Proxy Statement for our 2007 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement for our 2007 Annual Stockholder Meeting, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements — See the Index to Financial Statements on Page F-1.

2.	Financial Statement Schedules — None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits.

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement.*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*
10.2	Form of Administration Agreement between Registrant and Bear Stearns Funds Management Inc.*
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company.*
10.4	Form of Dividend Reinvestment Plan.*
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*
14.1	Supplemental Antifraud Code of Ethics of Registrant — filed herewith.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006.

*	Commencement of operations

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kayne Anderson Energy Development Company:

In our opinion, the accompanying statement of assets and liabilities, including the schedule of investments, and the related statements of operations, changes in net assets and cash flows and the financial highlights present fairly, in all material respects, the financial position of Kayne Anderson Energy Development Company (the “Company”) at November 30, 2006, and the results of its operations, the changes in its net assets, its cash flows and its financial highlights for the period September 21, 2006 (commencement of operations) through November 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of securities owned at November 30, 2006 by correspondence with the custodian, provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 16, 2007

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	No. of
Description:	Shares/Units	Value

Long-Term Investments — 44.0%
Equity Investments(a) — 26.4%
Publicly Traded MLP and MLP Affiliate — 26.0%
Atlas Pipeline Partners, L.P.	40	$1,934
BreitBurn Energy Partners L.P.(b)	12	259
Calumet Specialty Products Partners, L.P.	113	4,294
Crosstex Energy, L.P.	9	349
DCP Midstream Partners, LP	64	2,141
Enbridge Energy Management, L.L.C.(c)(d)	34	1,663
Enbridge Energy Partners L.P.	30	1,494
Energy Transfer Equity, L.P.	220	6,389
Energy Transfer Partners, L.P.	3	175
Enterprise Products Partners L.P.	195	5,502
Global Partners LP	82	1,935
Hiland Holdings GP, LP(b)	21	508
Hiland Partners, LP	30	1,603
Inergy, L.P.	27	794
Kinder Morgan Management, LLC(c)(d)	212	9,746
Magellan Midstream Partners, L.P.	30	1,161
MarkWest Energy Partners, L.P.	64	3,639
MarkWest Hydrocarbon, Inc.(c)	14	584
Martin Midstream Partners L.P.	45	1,396
Natural Resources Partners L.P.	4	220
Natural Resources Partners L.P. — Subordinated Units	8	439
ONEOK Partners, L.P.	84	5,101
Plains All American Pipeline, L.P.	51	2,596
Regency Energy Partners LP	17	469
TC PipeLines, LP	18	587
Teekay LNG Partners L.P.	47	1,490
TEPPCO Partners, L.P.	42	1,646
Universal Compression Partners, L.P.(b)	68	1,681
Valero L.P.	16	867
Williams Partners L.P.	60	2,321

		62,983

Other Equity — 0.4%
Trident Resources Corp. — Warrants(e)	167	917

Total Equity Investments (Cost $57,585)		63,900

See accompanying notes to financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	Interest	Maturity	Principal
Description:	Rate	Date	Amount	Value

Fixed Income Investments — 17.6%
United States — 11.1%
Midstream — 6.2%
SemGroup, L.P.	8.750%	11/15/15	$7,500	$7,575
Targa Resources, Inc.	(f)	10/31/12	486	488
Targa Resources, Inc.	(g)	10/31/12	2,004	2,012
Targa Resources, Inc.	(h)	10/31/07	4,843	4,849

				14,924

Upstream — 4.9%
CDX Funding, LLC	(i)	3/31/13	6,300	6,355
Coldren Resources, Inc.	(j)	7/14/11	416	419
Coldren Resources, Inc.	(k)	7/14/11	2,584	2,603
SandRidge Energy Inc.	(l)	11/20/07	2,500	2,506

				11,883

Total United States — (Cost $26,794)				26,807

Canada — 6.5%
Upstream — 6.5%
Trident Exploration Corp.	(m)	4/26/11	5,500	5,638
Trident Resources Corp.	(n)	11/22/11	10,000	10,200

Total Canada — (Cost $14,401)				15,838

Total Fixed Income Investments (Cost $41,195)				42,645

Total Long-Term Investments (Cost $98,780)				106,545

Short-Term Investments — 55.9%
Repurchase Agreement — 55.9%
Bear, Stearns & Co. Inc. (Agreement dated 11/30/06 to be repurchased at $135,154), collateralized by $139,055 in U.S. Treasury Strips (Cost $135,134)	5.270	12/01/06		135,134

Total Investments — 99.9% (Cost $233,914)				241,679

Other Assets in Excess of Total Liabilities				235

Net Assets				$241,914

See accompanying notes to financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

(c)	Security is not treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At November 30, 2006, the Company had 21.1% of its net assets invested in securities treated as publicly traded partnerships. It is the Company’s intention to be treated as a RIC for tax purposes.

(d)	Distributions are paid in-kind.

(e)	Warrants relate to our floating rate unsecured term loan facility with Trident Resources Corp. These warrants are non-income producing and expire on November 30, 2013.

(f)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(g)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(h)	Floating rate senior secured first lien bridge loan facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(i)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 525 basis points (10.62% as of November 30, 2006).

(j)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.25% as of November 30, 2006).

(k)	Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.39% as of November 30, 2006).

(l)	Floating rate senior unsecured bridge loan facility. Security pays interest at a rate of LIBOR + 450 basis points (11.00% as of November 30, 2006).

(m)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 750 basis points (12.88% as of November 30, 2006).

(n)	Floating rate unsecured term loan facility. Interest is paid-in-kind at a rate of LIBOR + 1200 basis points (17.37% as of November 30, 2006).

See accompanying notes to financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
STATEMENT OF ASSETS AND LIABILITIES
AS OF NOVEMBER 30, 2006
(amounts in 000’s, except share and per share amounts)

ASSETS
Investments, at fair value (Cost — $98,780)	$106,545
Repurchase agreement (Cost — $135,134)	135,134

Total investments (Cost — $233,914)	241,679
Deposits with brokers	101
Receivable for securities sold	567
Interest, dividends and distributions receivable	931
Receivable for offering costs	200
Prepaid expenses	126

Total Assets	243,604

LIABILITIES
Investment management fee payable	571
Accrued directors’ fees and expenses	63
Accrued expenses and other liabilities	1,056

Total Liabilities	1,690

NET ASSETS	$241,914

NET ASSETS CONSIST OF
Common stock, $0.001 par value (10,000,060 shares issued and outstanding, and 200,000,000 shares authorized)	$10
Paid-in capital	233,216
Undistributed net investment income	864
Accumulated net realized gains on investments	59
Net unrealized gains on investments	7,765

NET ASSETS	$241,914

NET ASSET VALUE PER SHARE	$24.19

See accompanying notes to financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
STATEMENT OF OPERATIONS
FOR THE PERIOD SEPTEMBER 21, 2006* THROUGH NOVEMBER 30, 2006
(amounts in 000’s)

INVESTMENT INCOME
Income
Dividends and distributions	$709
Return of capital	(705)

Net dividends and distributions	4
Interest	2,043

Total Investment Income	2,047

Expenses
Investment management fees	799
Professional fees	217
Reports to stockholders	125
Organizational fees	75
Directors’ fees	63
Administration fees	42
Insurance	30
Custodian fees	17
Other expenses	43

Total Expenses — Before Investment Management Fee Waivers	1,411
Investment management fee waivers	(228)

Total Expenses	1,183

Net Investment Income	864

REALIZED AND UNREALIZED GAINS
Net Realized Gains
Investments	59

Net Realized Gains	59

Net Change in Unrealized Gains
Investments	7,765

Net Change in Unrealized Gains	7,765

Net Realized and Unrealized Gains	7,824

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,688

*	Commencement of operations

See accompanying notes to financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD SEPTEMBER 21, 2006* THROUGH NOVEMBER 30, 2006
(amounts in 000’s, except share amounts)

OPERATIONS
Net investment income	$864
Net realized gains	59
Net change in unrealized gains	7,765

Net Increase in Net Assets Resulting from Operations	8,688

CAPITAL STOCK TRANSACTIONS
Proceeds from initial public offering of 10,000,000 shares of common stock	250,000
Underwriting discounts and offering expenses associated with the issuance of common stock	(16,775)

Net Increase in Net Assets	233,225

Total Increase in Net Assets	241,913

NET ASSETS
Beginning of period	1

End of period(1)	$241,914

*	Commencement of operations

(1)	Includes undistributed net investment income of $864.

See accompanying notes to financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
STATEMENT OF CASH FLOWS
FOR THE PERIOD SEPTEMBER 21, 2006* THROUGH NOVEMBER 30, 2006
(amounts in 000’s)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,688
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(102,578)
Proceeds from sale of investments	3,153
Purchase of short-term investments, net	(135,134)
Realized gains on investments	(59)
Return of capital distributions	705
Unrealized gains	(7,765)
Accretion of bond discount	(1)
Increase in deposits with brokers	(101)
Increase in receivable for securities sold	(567)
Increase in interest, dividend and distributions receivables	(931)
Increase in prepaid expenses	(126)
Increase in investment management fee payable	571
Increase in accrued directors’ fees and expenses	63
Increase in accrued expenses and other liabilities	1,056

Net Cash Used in Operating Activities	$(233,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	250,000
Underwriting discount and offering expenses from the issuance of shares of common stock, including the increase in the receivable for offering costs of $200	(16,975)

Net Cash Provided by Financing Activities	$233,025

NET DECREASE IN CASH	(1)
CASH — BEGINNING OF PERIOD	1

CASH — END OF PERIOD	$—

*	Commencement of operations

See accompanying notes to financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS
(amounts in 000’s, except share and per share amounts)

1.	ORGANIZATION

Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as a non-diversified closed-end investment company, and has filed an election to be treated a business development company under the 1940 Act. The Company’s investment objective is to generate both current income and capital appreciation primarily through equity and debt investments. The Company seeks to achieve this objective by investing at least 80% of its net assets together with the proceeds of any borrowings (“total assets”) in securities of companies that derive the majority of their revenue from activities in the energy industry, including: (a) Midstream Energy Companies, which are businesses that operate assets used to gather, transport, process, treat, terminal and store natural gas, natural gas liquids, propane, crude oil or refined petroleum products; (b) Upstream Energy Companies, which are businesses engaged in the exploration, extraction and production of natural resources, including natural gas, natural gas liquids and crude oil, from onshore and offshore geological reservoirs; and (c) Other Energy Companies, which are businesses engaged in owning, leasing, managing, producing, processing and sale of coal and coal reserves; the marine transportation of crude oil, refined petroleum products, liquefied natural gas (“LNG”), as well as other energy-related natural resources using tank vessels and bulk carriers; and refining, marketing and distributing refined energy products, such as motor gasoline and propane to retail customers and industrial end-users. The Company commenced investment operations on September 21, 2006 and, prior to such date, had no operations other than the sale and issuance of 60 shares of common stock at an aggregate purchase price of $1.5 to KA Fund Advisors, LLC (“KAFA”) on August 2, 2006. The Company’s shares of common stock are listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “KED”.

2.	SIGNIFICANT ACCOUNTING POLICIES

A. Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ materially from those estimates.

B. Calculation of Net Asset Value — The Company determines its net asset value as of the close of regular session trading on the NYSE (normally 4:00 p.m. Eastern time) no less frequently than the last business day of each quarter. Net asset value is computed by dividing the value of the Company’s assets (including accrued interest and dividends), less all of its liabilities (including accrued expenses, dividends payable and any borrowings) by the total number of common shares outstanding.

C. Investment Valuation — Readily marketable portfolio securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and asked prices on such day, except for short sales and call option contracts written, for which the last quoted asked price is used. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Portfolio securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities.

Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices. Fixed income securities that are considered corporate bonds with a remaining maturity of 60 days or more are valued by using the mean of the bid and ask prices provided by an independent pricing service. For fixed income securities that are considered corporate bank loans with a remaining maturity of 60 days or more, the fair market value is determined by the mean of the bid and ask prices provided by the syndicate bank or principal market maker. When price quotes are not available, fair market value will be based

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

on prices of comparable securities. Fixed income securities that mature within 60 days are valued on an amortized cost basis.

The Company’s portfolio may include securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations will be determined in good faith by our board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors of the Company, the following valuation process, approved by the board of directors, will be used for such securities:

•	Investment Team Valuation. The applicable investments will initially be valued by the investment KAFA’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions will be documented and discussed with senior management of KAFA. Such valuations will be submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis, and until determinations of the Valuation Committee are made with respect to such valuations, they will stand for intervening periods of time unless a senior officer of KAFA determines that adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee shall meet on or about the end of each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. Between meetings of the Valuation Committee, a senior officer of KAFA is authorized to make valuation determinations. The Valuation Committee’s valuation determinations will be subject to ratification by the board at its next regular meeting.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors will review the valuation methodologies and calculations employed for these securities. Initially the independent third-party valuation firm is Duff & Phelps, LLC.

•	Board of Directors Determination. The board of directors will consider the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The board of directors will consider the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

During the course of such valuation process, whenever possible, privately-issued equity investments are valued using comparisons of financial ratios of the portfolio companies that issued such equity securities to any peer companies that are public. The value is then discounted to reflect the illiquid nature of the investment, as well as the Company’s minority, non-control position. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company uses the pricing indicated by the external event to corroborate our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments in privately-issued securities may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

Factors that the Company may take into account in fair value pricing its investments include, as relevant, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, the nature and realizable value of any collateral and other relevant factors.

Unless otherwise determined by the board of directors, securities that are convertible into or otherwise will become publicly traded (e.g., through subsequent registration or expiration of a restriction on trading) will be valued through the process described above, using a valuation based on the market value of the publicly traded security less a discount. The discount will initially be equal in amount to the discount negotiated at the time of purchase. To the

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

extent that such securities are convertible or otherwise become publicly traded within a time frame that may be reasonably determined, the investment adviser may determine an amortization schedule for the discount in accordance with a methodology approved by the Valuation Committee.

Any derivative transaction that the Company enters into may, depending on the applicable market environment, have a positive or negative value for purposes of calculating our net asset value. Any option transaction that the Company enters into may, depending on the applicable market environments, have no value or a positive/negative value. Exchange traded options and futures contracts are valued at the closing price in the market where such contracts are principally traded.

Determination of fair values can involve subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to the financial statements hereby refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

At November 30, 2006, the Company did not hold any securities that were fair valued as determined pursuant to procedures adopted by the board of directors.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. As of November 30, 2006, the Company does not believe the adoption of SFAS No. 157 will impact the financial statement amounts; however, additional disclosures may be required about the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets for the period.

D. Repurchase Agreements — The Company has agreed to purchase securities from financial institutions subject to the seller’s agreement to repurchase them at an agreed-upon time and price (“repurchase agreements”). The financial institutions with whom the Company enters into repurchase agreements are banks and broker/dealers which KAFA considers creditworthy. The seller under a repurchase agreement is required to maintain the value of the securities as collateral, subject to the agreement, at not less than the repurchase price plus accrued interest. KAFA monitors daily the mark-to-market of the value of the collateral, and, if necessary, requires the seller to maintain additional securities, so that the value of the collateral is not less than the repurchase price. Default by or bankruptcy of the seller would, however, expose the Company to possible loss because of adverse market action or delays in connection with the disposition of the underlying securities.

E. Short Sales — A short sale is a transaction in which the Company sells securities it does not own (but has borrowed) in anticipation of or to hedge against a decline in the market price of the securities. To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company for the short sale are retained by the broker until the Company replaces the borrowed securities. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of replacement, whatever the price may be.

All short sales are fully collateralized. The Company maintains assets consisting of cash or liquid securities equal in amount to the liability created by the short sale. These assets are adjusted daily to reflect changes in the value of the securities sold short. The Company is liable for any dividends or distributions paid on securities sold short.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

The Company may also sell short “against the box” (i.e., the Company enters into a short sale as described above while holding an offsetting long position in the security which it sold short). If the Company enters into a short sale “against the box,” the Company segregates an equivalent amount of securities owned as collateral while the short sale is outstanding.

At November 30, 2006, there were no open short sales.

F. Option Writing — When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase transaction, as a realized loss. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. If a put option is exercised, the premium reduces the cost basis of the securities purchased by the Company. The Company, as the writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option.

During the period of September 21, 2006 (inception) through November 30, 2006, the Company did not enter into written option transactions.

G. Security Transactions — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Dividend and distribution income is recorded on the ex-dividend date.

H. Investment Income and Return of Capital Estimates — Distributions received from the Company’s investments in MLPs generally are comprised of income and return of capital. For the period of September 21, 2006 (inception) through November 30, 2006, the Company estimated that 100% of the MLP distributions received would be treated as a return of capital. The Company recorded as return of capital the amount of $705 of dividends and distributions received from its investments. The return of capital of $705, resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $1 and $704, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on historical information available from MLPs and other industry sources. These estimates may subsequently be revised based on information received from MLPs after their tax reporting periods are concluded. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts.

I. Dividends and Distributions to Stockholders — Dividends and distributions to common stockholders are recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. The Company is unable to make final determinations as to the character of the dividend until after the end of the calendar year. The Company informs its common stockholders in January following the calendar year of the character of dividends deemed paid during the fiscal year.

J. Partnership Accounting Policy — The Company records its pro-rata share of the income/(loss) and capital gains/(losses), to the extent of dividends it has received, allocated from the underlying partnerships and adjusts the cost of the underlying partnerships accordingly. These amounts are included in the Company’s Statement of Operations.

K. Income Taxes — The Company intends to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986, as amended, and among other things is required to make the requisite distributions to its stockholders, which will relieve it from federal income or excise

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

taxes. Although, as a regulated investment company, dividends received by the Company and distributed to its stockholders will not be subject to federal income or excise taxes, the Company’s taxable subsidiaries will generally be subject to federal and state income taxes on their income. The Company expects to form wholly-owned taxable subsidiaries to make or hold certain investments in private limited partnerships.

Income and capital gain distributions made by regulated investment companies often differ from the aggregate GAAP basis net investment income and net realized gains. For the Fund, the principal reason for these differences is the return of capital treatment of dividends and distributions from MLPs and certain other investments. Net investment income and net realized gains for GAAP purposes may differ from taxable income for federal income tax purposes primarily due to wash sales and disallowed partnership losses from MLPs.

As of November 30, 2006, none of the Company’s losses were disallowed as a result of wash sales for federal income tax purposes.

The tax basis of the components of distributable earnings can differ from the amounts reflected in the Statement of Assets and Liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At November 30, 2006, the components of the distributable earnings on a tax basis for the Company were as follows:

Undistributed ordinary income	$997
Undistributed long-term capital gains	—
Unrealized appreciation	7,765

Total distributable earnings	$8,762

During fiscal 2006, the Company did not pay any dividends or distributions.

At November 30, 2006, the identified cost of investments for Federal income tax purposes was $233,914. At November 30, 2006, gross unrealized appreciation and depreciation of investments for Federal income tax purposes were as follows:

Gross unrealized appreciation of investments	$7,919
Gross unrealized depreciation of investments	(154)

Net unrealized appreciation	$7,765

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date. As of November 30, 2006, the Company has not evaluated the impact that will result from adopting FIN 48.

L. Organizational and Offering Costs — Organizational expenses estimated at $75 were treated as an expense during the Company’s initial fiscal period. Offering costs of approximately $845 incurred in connection with the sale of shares of common stock were charged to paid-in capital when the shares were issued.

M. Indemnifications — Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company enters into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3.	AGREEMENTS AND AFFILIATIONS

The Company has entered into an investment management agreement with KAFA under which the Company has material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as investment adviser and provide significant managerial assistance to portfolio companies to which the Company is required to provide such assistance. Payments under the investment management agreement include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses.

Base Management Fee.  The Company pays an amount equal on an annual basis to 1.75% of average total assets to KAFA as compensation for services rendered. This amount is payable each quarter after the end of the quarter. For purposes of calculating the base management fee, the “average total assets” for each quarterly period are determined by averaging the total assets at the last day of that quarter with the total assets at the last day of the prior quarter (or as of the commencement of operations for the initial period if a partial quarter). Total assets shall equal gross asset value (which includes assets attributable to or proceeds from the use of Leverage Instruments), minus the sum of accrued and unpaid dividends and distributions on common stock and accrued and unpaid dividends on preferred stock and accrued liabilities (other than liabilities associated with leverage used by the Company). Liabilities associated with leverage include the principal amount of any borrowings, commercial paper or notes that the Company may issue, the liquidation preference of outstanding preferred stock, and other liabilities from other forms of leverage such as short positions and put or call options held or written by the Company.

During the first twelve months of the Company’s investment activities (from September 25, 2006 until September 24, 2007), KAFA has contractually agreed to waive or reimburse the Company for base management fees in an amount equal on an annual basis to 0.50% of average total assets.

Incentive Fee.  The incentive fee consists of two parts. The first part of the incentive fee (the “Net Investment Income Fee”), which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of Adjusted Net Investment Income for the quarter over a quarterly hurdle rate equal to 1.875% (7.50% annualized) of average net assets for the quarter. Average net assets is calculated by averaging net assets at the last day of the quarter and at the last day of such prior quarter or commencement of operations (net assets is defined as total assets less total liabilities (including liabilities associated with Leverage Instruments) determined in accordance with GAAP).

For this purpose, “Adjusted Net Investment Income” means interest income (including accrued interest that the Company has not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital) and any other income, including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that the Company receives from portfolio companies (other than fees for providing significant managerial assistance to portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the base management fee, any interest expense, dividends paid on issued and outstanding preferred stock, if any, and any accrued income taxes related to net investment income, but excluding the incentive fee). Adjusted Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Accordingly, the Company pays an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Adjusted Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. For example, accrued interest, if any, on investments in zero coupon bonds (if any) will be included in the calculation of the incentive fee, even though the Company will not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, if the Company does not have sufficient liquid assets to pay this incentive fee or

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

dividends to stockholders, the Company may be required to liquidate assets. The calculations will be appropriately pro rated for any period of less than one quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment management agreement, as of the termination date), and will equal (1) 20% of (a) net realized capital gains (aggregate realized capital gains less aggregate realized capital losses) on a cumulative basis from the closing date of this offering to the end of such fiscal year, less (b) any unrealized capital losses at the end of such fiscal year based on the valuation of each investment on the applicable calculation date compared to its adjusted cost basis (such difference, “Adjusted Realized Capital Gains”), less (2) the aggregate amount of all Capital Gains Fees paid to KAFA in prior fiscal years. The calculation of the Capital Gains Fee includes any capital gains that result from the cash distributions that are treated as a return of capital. In that regard, any such return of capital will be treated as a decrease in the cost basis of an investment for purposes of calculating the Capital Gains Fee.

Realized capital gains on an investment will be calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security will be calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital loss on a security will be calculated as the amount by which the adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year. All fiscal year-end valuations will be determined in accordance with generally accepted accounting principles, the 1940 Act and pricing procedures of the Company.

For the period September 21, 2006 (inception) through November 30, 2006, the Company paid $571 in base management fees, net of $228 in fee waivers, and none in incentive fees.

For the period of September 21, 2006 (inception) through November 30, 2006, KA Associates, Inc., an affiliate of KAFA, earned approximately $2 in brokerage commissions from portfolio transactions executed on behalf of the Company.

4.	RESTRICTED SECURITIES

From time to time, certain of the Company’s investments may be restricted as to resale, particularly our private investments. Such restricted investments are valued in accordance with the procedures established by the Board of Directors and more fully described in Note 2 — Significant Accounting Policies.

As of November 30, 2006, the Company did not have any investments that were restricted from resale.

5.	INVESTMENT TRANSACTIONS

For the period September 21, 2006 (inception) through November 30, 2006, the Company purchased and sold securities in the amount of $102,578 and $3,153 (excluding short-term investments), respectively.

6.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. Of the 10,000,060 shares of common stock outstanding at November 30, 2006, KAFA owned 60 shares. Transactions in common shares for the period September 21, 2006 (inception) through November 30, 2006, were as follows:

Shares outstanding at September 21, 2006	60
Shares issued as a result of the initial public offering	10,000,000

Shares outstanding at November 30, 2006	10,000,060

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

7.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the period September 21, 2006 (inception) to November 30, 2006.

Per Share of Common Stock
Net asset value, beginning of period(1)	$23.32
Income from Operations
Net investment income	0.09
Net realized and unrealized gain on investments	0.78

Total income from investment operations	0.87

Net asset value — end of period	$24.19

Per share market value — end of period	$22.32

Total investment return based on market value(2)	(10.72)%
Supplemental Data and Ratios(3)
Net assets — end of period	$241,914
Ratio of expenses to average net assets, including investment management fee waivers	2.59%
Ratio of expenses to average net assets, excluding investment management fee waivers	3.09%
Ratio of net investment income to average net assets	1.89%
Net increase in net assets resulting from operations to average net assets	18.99%
Portfolio turnover rate	5.56	%(4)

(1)	Initial public offering price of $25.00 per share less underwriting discounts of $1.59 per share and offering costs of $0.09 per share.

(2)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported.

(3)	Unless otherwise noted, ratios are annualized.

(4)	Not annualized. Calculated based on the sales of long-term investments of $3,153 divided by the monthly average long-term investment balance of $56,730.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS — (CONCLUDED)
(amounts in 000’s, except share and per share amounts)

8.	SUBSEQUENT EVENTS

On February 15, 2007, the Company invested approximately $34 million in a second lien term loan issued by ProPetro Services, Inc. (“ProPetro”), a private oilfield service company that provides a broad range of drilling and production related services to oil and natural gas exploration and production companies in Texas, Oklahoma, Utah and Colorado. In conjunction with its investment in the term loan, the Company received 2,904,620 warrants to purchase shares in ProPetro, which represents an 8.4% fully diluted interest in ProPetro.

On December 28, 2006, the Company and other institutional investors announced the formation of Millennium Midstream Partners, LP (the “Partnership”), a private limited partnership. The Partnership was formed to acquire the assets of Millennium Midstream Energy, LLC and its affiliates, which consist of gathering, processing and pipeline assets in Texas and Louisiana.

In conjunction with the formation of the Partnership, the Company made a $47.5 million equity investment. As part of the investment, the Company received 2,375,000 Class B common units, which represent a 39% limited partnership interest; 2,375,000 Class A common warrants, and 212 incentive distribution rights.

On January 12, 2007, the Company paid its initial dividend to its common stockholders in the amount of $0.22 per share, for a total of $2,200. Of this total, pursuant to the Company’s dividend reinvestment plan, $19 was reinvested into the Company, and 808 shares of common stock were purchased in the open market to satisfy the reinvestment plan.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYNE ANDERSON ENERGY DEVELOPMENT
COMPANY

By:	/s/ Kevin S. McCarthy
Kevin S. McCarthy
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: February 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Kevin S. McCarthy Kevin S. McCarthy	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 16, 2007

/s/ Terry A. Hart Terry A. Hart	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 16, 2007

/s/ Keith B. Forman Keith B. Forman	Director	February 16, 2007

/s/ Barry R. Pearl Barry R. Pearl	Director	February 16, 2007

/s/ Albert L. Richey Albert L. Richey	Director	February 16, 2007

/s/ Robert V. Sinnott Robert V. Sinnott	Director	February 16, 2007

/s/ William L. Thacker William L. Thacker	Director	February 16, 2007