Form 10-Q
period 2007-02-28
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2007-04-13
CIK 1363890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
COMMISSION FILE NUMBER: 814-00725

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Maryland	20-4991752
(State of Incorporation)	(I.R.S. Employer Identification Number)

1100 Louisiana, Suite 4550
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 493-2020
N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,000,060 shares outstanding as of April 9, 2007.

Page
PART I
Item 1. Financial Statements

Consolidated Schedule of Investments as of February 28, 2007	3
Schedule of Investments as of November 30, 2006	6
Consolidated Statement of Assets and Liabilities as of February 28, 2007 and November 30, 2006	9
Consolidated Statement of Operations for the three months ended February 28, 2007	10
Consolidated Statement of Changes in Net Assets for the three months ended February 28, 2007 and for the period September 21, 2006 through November 30, 2006	11
Consolidated Statement of Cash Flows for the three months ended February 28, 2007	12
Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	26

PART II

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits	27
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF FEBRUARY 28, 2007
(amounts in 000’s)
(UNAUDITED)

	No. of
	Shares/Units/
Description:	Warrants	Value

Long-Term Investments — 75.4%
Equity Investments(a) — 48.9%
Publicly Traded MLP and MLP Affiliate(b) — 28.6%
Atlas Pipeline Partners, L.P.	40	$1,941
BreitBurn Energy Partners L.P.	11	296
Calumet Specialty Products Partners, L.P.	108	4,445
Crosstex Energy, L.P.	14	538
DCP Midstream Partners, LP	64	2,382
Duncan Energy Partners L.P.(c)	34	818
Enbridge Energy Management, L.L.C.(d)(e)	34	1,753
Enbridge Energy Partners L.P.	30	1,576
Energy Transfer Equity, L.P.	208	7,006
Enterprise Products Partners L.P.	198	6,033
Global Partners LP	78	2,252
Hiland Holdings GP, LP	21	608
Hiland Partners, LP	32	1,747
Inergy, L.P.	27	832
Kinder Morgan Management, LLC(d)(e)	153	7,668
Magellan Midstream Partners, L.P.	35	1,473
MarkWest Energy Partners, L.P.	64	4,173
Martin Midstream Partners L.P.	35	1,269
Natural Resources Partners L.P.	2	145
ONEOK Partners, L.P.	84	5,412
Plains All American Pipeline, L.P.	51	2,853
Plains All American Pipeline, L.P(f)	51	2,824
Regency Energy Partners LP	17	479
Targa Resources Partners LP	48	1,147
TC PipeLines, LP	22	782
Teekay LNG Partners L.P.	47	1,737
Teekay Offshore Partners L.P (d)	23	691
TEPPCO Partners, L.P.	42	1,787
Universal Compression Partners, L.P.	68	2,007
Valero L.P.	17	1,072
Williams Partners L.P.	60	2,592
Williams Partners L.P. – Class B Units, Unregistered(f)	23	945
Williams Partners L.P. – Unregistered(f)	8	340

		71,623

Private MLP — 19.0%
Millennium Midstream Partners, LP(f)(g)	2,375	43,599
Millennium Midstream Partners, LP – Warrants(f)(h)	2,375	3,919

		47,518

Other Private Equity — 1.3%
ProPetro Services, Inc. — Warrants(i)(j)	2,905	2,469
Trident Resources Corp. — Warrants(k)	167	667

		3,136

Total Equity Investments (Cost $108,893)		122,277

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF FEBRUARY 28, 2007
(amounts in 000’s)
(UNAUDITED)

	Interest		Maturity	Principal
Description:	Rate		Date	Amount	Value

Fixed Income Investments — 26.5%
United States — 19.9%
Midstream — 2.8%
SemGroup, L.P.	8.750%		11/15/15	$4,500	$4,567
Targa Resources, Inc.	(l	)	10/31/12	486	490
Targa Resources, Inc.	(m	)	10/31/12	2,004	2,022

					7,079

Upstream — 4.1%
CDX Funding, LLC	(n	)	3/31/13	4,550	4,596
Coldren Resources, Inc.	(o	)	7/14/11	416	419
Coldren Resources, Inc.	(p	)	7/14/11	2,584	2,610
SandRidge Energy Inc.	(q	)	11/20/07	2,500	2,513

					10,138

Other Energy — 13.0%
ProPetro Services, Inc.(j)	(r	)	2/15/13	35,000	32,531

Total United States — (Cost $49,010)					49,748

Canada — 6.6%
Upstream — 6.6%
Trident Exploration Corp.	(s	)	4/26/11	5,500	5,747
Trident Resources Corp.	(t	)	11/22/11	10,000	10,872

Total Canada — (Cost $14,886)					16,619

Total Fixed Income Investments (Cost $63,896)					66,367

Total Long-Term Investments (Cost $172,789)					188,644

Short-Term Investments — 24.9%
Repurchase Agreements — 24.9%
Bear, Stearns & Co. Inc. (Agreements dated 2/28/07 to be repurchased at $62,346), collateralized by $64,148 in U.S. Government Agencies (Cost $62,337)	5.270		3/01/07		62,337

Total Investments — 100.3% (Cost $235,126)					250,981

Total Liabilities in Excess of Other Assets					(867)

Net Assets					$250,114

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF FEBRUARY 28, 2007
(amounts in 000’s except per unit amounts)
(UNAUDITED)

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Unless otherwise noted, security is treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At February 28, 2007, the Company had 24.4% of its total assets invested in securities treated as publicly traded partnerships. It is the Company’s intention to be treated as a RIC for tax purposes.

(c)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

(d)	Security is not treated as a publicly traded partnership for RIC qualification purposes.

(e)	Distributions are paid in-kind.

(f)	Fair valued securities, restricted from public sale. (see Notes 2 and 5).

(g)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC. The Class B common units are redeemable at the option of Millennium Midstream Partners, LP at the price of $20.00 per unit.
(h)	Warrants are non-income producing, expire on December 28, 2016 and provide the Company the right to purchase 2,375 Class A common units at a price of $20.00 per unit.

(i)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing, and expire on February 15, 2017.

(j)	Fair valued security (see Note 2).

(k)	Warrants relate to the Company’s floating rate unsecured term loan facility with Trident Resources Corp. These warrants are non-income producing and expire on November 30, 2013.

(l)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR + 225 basis points (7.61% as of February 28, 2007).

(m)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 225 basis points (7.61% as of February 28, 2007).

(n)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 525 basis points (10.61% as of February 28, 2007).

(o)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.24% as of February 28, 2007).

(p)	Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.36% as of February 28, 2007).

(q)	Floating rate senior unsecured bridge loan facility. Security pays interest at a rate of LIBOR + 450 basis points (10.19% as of February 28, 2007).

(r)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 900 basis points (14.36% as of February 28, 2007).

(s)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 750 basis points (12.86% as of February 28, 2007).

(t)	Floating rate unsecured term loan facility. Interest is paid-in-kind at a rate of LIBOR + 1200 basis points (17.36% as of February 28, 2007).
See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	No. of
Description:	Shares/Units/ Warrants	Value

Long-Term Investments — 44.0%
Equity Investments(a) — 26.4%
Publicly Traded MLP and MLP Affiliate — 26.0%
Atlas Pipeline Partners, L.P.	40	$1,934
BreitBurn Energy Partners L.P.(b)	12	259
Calumet Specialty Products Partners, L.P.	113	4,294
Crosstex Energy, L.P.	9	349
DCP Midstream Partners, LP	64	2,141
Enbridge Energy Management, L.L.C.(c)(d)	34	1,663
Enbridge Energy Partners L.P.	30	1,494
Energy Transfer Equity, L.P.	220	6,389
Energy Transfer Partners, L.P.	3	175
Enterprise Products Partners L.P.	195	5,502
Global Partners LP	82	1,935
Hiland Holdings GP, LP(b)	21	508
Hiland Partners, LP	30	1,603
Inergy, L.P.	27	794
Kinder Morgan Management, LLC(c)(d)	212	9,746
Magellan Midstream Partners, L.P.	30	1,161
MarkWest Energy Partners, L.P.	64	3,639
MarkWest Hydrocarbon, Inc.(c)	14	584
Martin Midstream Partners L.P.	45	1,396
Natural Resources Partners L.P.	4	220
Natural Resources Partners L.P. — Subordinated Units	8	439
ONEOK Partners, L.P.	84	5,101
Plains All American Pipeline, L.P.	51	2,596
Regency Energy Partners LP	17	469
TC PipeLines, LP	18	587
Teekay LNG Partners L.P.	47	1,490
TEPPCO Partners, L.P.	42	1,646
Universal Compression Partners, L.P.(b)	68	1,681
Valero L.P.	16	867
Williams Partners L.P.	60	2,321

		62,983

Other Equity — 0.4%
Trident Resources Corp. — Warrants(e)	167	917

Total Equity Investments (Cost $57,585)		63,900

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	Interest		Maturity	Principal
Description:	Rate		Date	Amount	Value

Fixed Income Investments — 17.6%
United States — 11.1%
Midstream — 6.2%
SemGroup, L.P.	8.750%		11/15/15	$7,500	$7,575
Targa Resources, Inc.	(f	)	10/31/12	486	488
Targa Resources, Inc.	(g	)	10/31/12	2,004	2,012
Targa Resources, Inc.	(h	)	10/31/07	4,843	4,849

					14,924

Upstream — 4.9%
CDX Funding, LLC	(i	)	3/31/13	6,300	6,355
Coldren Resources, Inc.	(j	)	7/14/11	416	419
Coldren Resources, Inc.	(k	)	7/14/11	2,584	2,603
SandRidge Energy Inc.	(l	)	11/20/07	2,500	2,506

					11,883

Total United States — (Cost $26,794)					26,807

Canada — 6.5%
Upstream — 6.5%
Trident Exploration Corp.	(m	)	4/26/11	5,500	5,638
Trident Resources Corp.	(n	)	11/22/11	10,000	10,200

Total Canada — (Cost $14,401)					15,838

Total Fixed Income Investments (Cost $41,195)					42,645

Total Long-Term Investments (Cost $98,780)					106,545

Short-Term Investments — 55.9%
Repurchase Agreement — 55.9%
Bear, Stearns & Co. Inc. (Agreement dated 11/30/06 to be repurchased at $135,154), collateralized by $139,055 in U.S. Treasury Strips (Cost $135,134)	5.270		12/01/06		135,134

Total Investments — 99.9% (Cost $233,914)					241,679

Other Assets in Excess of Total Liabilities					235

Net Assets					$241,914

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

(c)	Security is not treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At November 30, 2006, the Company had 21.1% of its total assets invested in securities treated as publicly traded partnerships. It is the Company’s intention to be treated as a RIC for tax purposes.

(d)	Distributions are paid in-kind.

(e)	Warrants relate to the floating rate unsecured term loan facility with Trident Resources Corp. These warrants are non-income producing and expire on November 30, 2013.

(f)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(g)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(h)	Floating rate senior secured first lien bridge loan facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(i)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 525 basis points (10.62% as of November 30, 2006).

(j)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.25% as of November 30, 2006).

(k)	Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.39% as of November 30, 2006).

(l)	Floating rate senior unsecured bridge loan facility. Security pays interest at a rate of LIBOR + 450 basis points (11.00% as of November 30, 2006).

(m)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 750 basis points (12.88% as of November 30, 2006).

(n)	Floating rate unsecured term loan facility. Interest is paid-in-kind at a rate of LIBOR + 1200 basis points (17.37% as of November 30, 2006).
See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	February 28,
	2007	November 30,
	(Unaudited)	2006
ASSETS
Investments, at fair value (Cost — $172,789 and $98,780, respectively)	$188,644	$106,545
Repurchase agreement (Cost — $62,337 and $135,134, respectively)	62,337	135,134

Total investments (Cost — $235,126 and $233,914, respectively)	250,981	241,679
Deposits with brokers	116	101
Receivable for securities sold	26	567
Interest, dividends and distributions receivable	939	931
Receivable for offering costs	—	200
Prepaid expenses and other assets	114	126

Total Assets	252,176	243,604

LIABILITIES
Investment management fee payable, net of fee waivers	925	571
Accrued directors’ fees and expenses	71	63
Accrued expenses and other liabilities	1,066	1,056

Total Liabilities	2,062	1,690

NET ASSETS	$250,114	$241,914

NET ASSETS CONSIST OF
Common stock, $0.001 par value (10,000,060 shares issued and outstanding and 200,000,000 shares authorized at February 28, 2007 and November 30, 2006, respectively)	$10	$10
Paid-in capital	233,216	233,216
Undistributed net investment income	87	864
Accumulated net realized gains on investments	960	59
Net unrealized gains on investments	15,841	7,765

NET ASSETS	$250,114	$241,914

NET ASSET VALUE PER SHARE	$25.01	$24.19

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
(amounts in 000’s)
(UNAUDITED)

INVESTMENT INCOME
Income
Dividends and distributions	$879
Return of capital	(791)

Net dividends and distributions	88

Interest	2,702

Total investment income	2,790

Expenses
Base investment management fees	1,058
Incentive investment management fees	177
Professional fees	156
Reports to stockholders	83
Directors’ fees	63
Administration fees	56
Insurance	38
Custodian fees	15
Other expenses	65

Total Expenses — Before Investment Management Fee Waivers	1,711
Base investment management fee waivers	(303)

Total Expenses	1,408

Net Investment Income – Before Income Taxes	1,382
Current income tax benefit	41

Net Investment Income	1,423

REALIZED AND UNREALIZED GAINS
Net Realized Gains
Investments	901
Net Change in Unrealized Gains
Investments	8,090
Deferred income tax expense	(14)

Net Change in Unrealized Gains	8,076

Net Realized and Unrealized Gains	8,977

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,400

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

		Period Ended
	Three Months	September 21,
	Ended February 28,	2006* through
	2007	November 30,
	(Unaudited)	2006
OPERATIONS
Net investment income	$1,423	$864
Net realized gains	901	59
Net change in unrealized gains	8,076	7,765

Net Increase in Net Assets Resulting from Operations	10,400	8,688

DIVIDENDS
Dividends from net investment income	(2,200)	—

CAPITAL STOCK TRANSACTIONS
Proceeds from initial public offering of 10,000,000 shares of common stock	—	250,000
Underwriting discounts and offering expenses	—	(16,775)

Net Increase in Net Assets from Capital Stock Transactions	—	233,225

Total Increase in Net Assets	8,200	241,913

NET ASSETS
Beginning of period	241,914	1

End of period(1)	$250,114	$241,914

*	Commencement of operations

(1)	Includes undistributed net investment income of $87 and $864, respectively.
See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
(amounts in 000’s)
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$10,400
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(89,211)
Proceeds from sale of investments	15,358
Sale of short-term investments, net	72,797
Realized gains on investments	(901)
Return of capital distributions	791
Unrealized gains on investments	(8,090)
Accretion of bond discount	(46)
Increase in deposits with brokers	(15)
Decrease in receivable for securities sold	541
Increase in interest, dividend and distributions receivables	(8)
Decrease in receivable for offering costs	200
Decrease in prepaid expenses and other assets	12
Increase in investment management fee payable	354
Increase in accrued directors’ fees and expenses	8
Increase in accrued expenses and other liabilities	10

Net Cash Provided by Operating Activities	2,200

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to shareholders	(2,200)

Net Cash Used in Financing Activities	(2,200)

NET CHANGE IN CASH	—
CASH — BEGINNING OF PERIOD	—

CASH — END OF PERIOD	$—

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except share and per share amounts)
(UNAUDITED)
1. ORGANIZATION
     Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company’s investment objective is to generate both current income and capital appreciation primarily through equity and debt investments. The Company seeks to achieve this objective by investing at least 80% of its net assets together with the proceeds of any borrowings (“total assets”) in securities of companies that derive the majority of their revenue from activities in the energy industry, including: (a) Midstream Energy Companies, which are businesses that operate assets used to gather, transport, process, treat, terminal and store natural gas, natural gas liquids, propane, crude oil or refined petroleum products; (b) Upstream Energy Companies, which are businesses engaged in the exploration, extraction and production of natural resources, including natural gas, natural gas liquids and crude oil, from onshore and offshore geological reservoirs; and (c) Other Energy Companies, which are businesses engaged in owning, leasing, managing, producing, processing and sale of coal and coal reserves; the marine transportation of crude oil, refined petroleum products, liquefied natural gas, as well as other energy-related natural resources using tank vessels and bulk carriers; and refining, marketing and distributing refined energy products, such as motor gasoline and propane to retail customers and industrial end-users. The Company commenced investment operations on September 21, 2006.
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
     B. Interim Periods — The unaudited consolidated financial statements contained in this report include all material adjustments of a normal and recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation. The accompanying consolidated financial statements included herein should be read in conjunction with the financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
     C. Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which directly and indirectly own securities in the Company’s portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.
     D. Calculation of Net Asset Value — The Company determines its net asset value as of the close of regular session trading on the NYSE (normally 4:00 p.m. Eastern time) no less frequently than the last business day of each quarter. Net asset value is computed by dividing the value of the Company’s assets (including accrued interest and dividends), less all of its liabilities (including accrued expenses, dividends payable and any borrowings) by the total number of common shares outstanding.
     E. Investment Valuation — Readily marketable portfolio securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and asked prices on such day, except for short sales and call option contracts written, for which the last quoted asked price is used. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Portfolio securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities.

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
     The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations will be determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors of the Company, the following valuation process, approved by the board of directors, will be used for such securities:
•	Investment Team Valuation. The applicable investments will initially be valued by the investment adviser’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions will be documented and discussed with senior management of KA Fund Advisors, LLC (“KAFA”). Such valuations will be submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis, and until determinations of the Valuation Committee are made with respect to such valuations, they will stand for intervening periods of time unless a senior officer of KAFA determines that adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee shall meet on or about the end of each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. Between meetings of the Valuation Committee, a senior officer of KAFA is authorized to make valuation determinations. The Valuation Committee’s valuation determinations will be subject to ratification by the board at its next regular meeting.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors will review the valuation methodologies and calculations employed for these securities. Initially the independent third-party valuation firm is Duff & Phelps, LLC.

•	Board of Directors Determination. The board of directors will consider the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The board of directors will consider the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.
     During the course of such valuation process, whenever possible, privately-issued equity investments are valued using comparisons of financial ratios of the portfolio companies that issued such equity securities to any peer companies that are public. The value is then discounted to reflect the illiquid nature of the investment, as well as the Company’s minority, non-control position. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company uses the pricing indicated by the external event to corroborate the valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments in privately-issued securities may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.
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

     Any derivative transaction that the Company enters into may, depending on the applicable market environment, have a positive or negative value for purposes of calculating net asset value. Any option transaction that the Company enters into may, depending on the applicable market environments, have no value or a positive/negative value. Exchange traded options and futures contracts are valued at the closing price in the market where such contracts are principally traded.
     Determination of fair values can involve subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to the financial statements hereby refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements.
     At February 28, 2007, the Company held 34.6% of its net assets applicable to common stockholders (34.4% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at February 28, 2007 was $86,627. At November 30, 2006, the Company did not hold any securities that were fair valued pursuant to the procedures adopted by the board of directors.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. As of February 28, 2007, the Company does not believe the adoption of SFAS No. 157 will impact the financial statement amounts; however, additional disclosures may be required about the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets for the period.
     F. Repurchase Agreements — The Company has agreed to purchase securities from financial institutions subject to the seller’s agreement to repurchase them at an agreed-upon time and price (“repurchase agreements”). The financial institutions with whom the Company enters into repurchase agreements are banks and broker/dealers which KAFA considers creditworthy. The seller under a repurchase agreement is required to maintain the value of the securities as collateral, subject to the agreement, at not less than the repurchase price plus accrued interest. KAFA monitors daily the mark-to-market of the value of the collateral, and, if necessary, requires the seller to maintain additional securities, so that the value of the collateral is not less than the repurchase price. Default by or bankruptcy of the seller would, however, expose the Company to possible loss because of adverse market action or delays in connection with the disposition of the underlying securities.
     G. Short Sales — A short sale is a transaction in which the Company sells securities it does not own (but has borrowed) in anticipation of or to hedge against a decline in the market price of the securities. To complete a short sale, the Company may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company for the short sale are retained by the broker until the Company replaces the borrowed securities. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of replacement, whatever the price may be.
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
     At February 28, 2007, there were no open short sales.

     H. Option Writing — When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase transaction, as a realized loss. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. If a put option is exercised, the premium reduces the cost basis of the securities purchased by the Company. As the writer of an option, the Company bears the market risk of an unfavorable change in the price of the security underlying the written option.
     During the three months ended February 28, 2007, the Company did not enter into written option transactions.
     I. Security Transactions — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Dividend and distribution income is recorded on the ex-dividend date.
     J. Investment Income and Return of Capital Estimates — Distributions received from the Company’s investments in MLPs generally are comprised of income and return of capital. For the three months ended February 28, 2007, the Company estimated that 90% of the MLP distributions received would be treated as a return of capital. The Company recorded as return of capital the amount of $791 of dividends and distributions received from its investments. The return of capital of $791, resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $31 and $760, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on historical information available from MLPs and other industry sources. These estimates may subsequently be revised based on information received from MLPs after their tax reporting periods are concluded. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts.
     K. Dividends and Distributions to Stockholders — Dividends and distributions to common stockholders are recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. The Company is unable to make final determinations as to the character of the dividend until after the end of the calendar year. The Company informs its common stockholders in January following the calendar year of the character of dividends deemed paid during the fiscal year.
     L. Partnership Accounting Policy — The Company records its pro-rata share of the income/(loss) and capital gains/(losses), to the extent of dividends it has received, allocated from the underlying partnerships and adjusts the cost of the underlying partnerships accordingly. These amounts are included in the Company’s Statement of Operations.
     M. Income Taxes — The Company intends to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Internal Revenue Code of 1986, as amended, and among other things is required to make the requisite distributions to its stockholders, which will relieve it from federal income or excise taxes. However, the Company’s taxable subsidiaries created to make and hold certain investments are generally subject to federal and state income taxes on their income.
     For the quarter ended February 28, 2007, the Company recorded a current income tax benefit of $41 and deferred tax expense of $14 related to the investment activities of the Company’s taxable subsidiaries. Total income taxes have been computed by applying the federal statutory income tax rate plus a blended state income tax rate totaling 37% to the net investment income and unrealized gains on investments before taxes of the Company’s taxable subsidiaries.

     Income and capital gain distributions made by regulated investment companies often differ from the financial statement basis net investment income and net realized gains. For the Fund, the principal reason for these differences is the return of capital treatment of dividends and distributions from MLPs and certain other investments. Net investment income and net realized gains for financial statement purposes may differ from taxable income for federal income tax purposes primarily due to wash sales and disallowed partnership losses from MLPs.
     As of February 28, 2007 and November 30, 2006, none of the Company’s losses were disallowed as a result of wash sales for federal income tax purposes.
     The tax basis of the components of distributable earnings can differ from the amounts reflected in the Statement of Assets and Liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the distributable earnings on a tax basis for the Company were as follows:

	February 28,	November 30,
	2007	2006
Undistributed net investment income	$146	$997
Undistributed capital gains	960	—
Unrealized appreciation	15,855	7,765

Total distributable earnings	$16,961	$8,762

     On January 12, 2007, the Company paid an initial dividend of $0.22 per common share, totaling $2,200. The tax character of this dividend was categorized as ordinary income.
     At February 28, 2007 and November 30, 2006, the identified cost of investments for Federal income tax purposes were $235,126 and $233,914, respectively. Gross unrealized appreciation and depreciation of investments for Federal income tax purposes were as follows:

	February 28,	November 30,
	2007	2006
Gross unrealized appreciation of investments	$15,930	$7,919
Gross unrealized depreciation of investments	(75)	(154)

Net unrealized appreciation	$15,855	$7,765

     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. FIN No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date. As of February 28, 2007, the Company has not evaluated the impact that will result from adopting FIN No. 48.
     N. Organizational and Offering Costs — The Company treats organizational costs as an expense. Offering costs of approximately $845 incurred in connection with the sale of shares of common stock were charged to paid-in capital when shares of the Company were issued in September 2006.
     O. Indemnifications — Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company enters into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3. AGREEMENTS AND AFFILIATIONS
     A. Investment Management Agreement — The Company has entered into an investment management agreement with KAFA under which the Company has material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as investment adviser and provide significant managerial assistance to portfolio companies to which the Company is required to provide such assistance. Payments under the investment management agreement include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses.
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
     For this purpose, “Adjusted Net Investment Income” means interest income (including accrued interest that the Company has not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital) and any other income, including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that the Company receives from portfolio companies (other than fees for providing significant managerial assistance to portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the base management fee, any interest expense, dividends paid on issued and outstanding preferred stock, if any, and any accrued income taxes related to net investment income, but excluding the incentive fee). Adjusted Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Accordingly, the Company pays an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Adjusted Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. For example, accrued interest, if any, on investments in zero coupon bonds (if any) will be included in the calculation of the incentive fee, even though the Company will not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, if the Company does not have sufficient liquid assets to pay this incentive fee or dividends to stockholders, the Company may be required to liquidate assets. The calculations will be appropriately pro rated for any period of less than one quarter.
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
     For the three months ended February 28, 2007, the Company paid $755 in base management fees, net of $303 in fee waivers, accrued $177 in incentive Capital Gains Fees and accrued zero in Net Investment Income Fees.
     B. Portfolio Companies — From time to time, the Company may “control” or may be an “affiliate” of one or more portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its outstanding voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its outstanding voting securities. The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates (including the Company’s investment adviser), principal underwriters and affiliates of those affiliates or underwriters.
     The Company believes that there is significant ambiguity in the application of existing SEC staff interpretations of the term “voting security” to complex structures such as privately negotiated limited partnership interests of the kind in which the Company invests. As a result, it is possible that the SEC staff may consider that certain securities investments in private limited partnerships are voting securities under the staff’s prevailing interpretations of this term. If such determination is made, the Company may be regarded as a person affiliated with and controlling the issuer(s) of those securities for purposes of Section 17 of the 1940 Act.
     In light of the ambiguity of the definition of voting securities, the Company does not intend to treat any class of securities that it holds as “voting securities” unless the security holders of such class have the ability, under the partnership agreement, to remove the general partner (assuming a sufficient vote of such securities, other than securities held by the general partner, in favor of such removal) or the Company has an economic interest of sufficient size that otherwise gives it the de facto power to exercise a controlling influence over the partnership. The Company believes this treatment is appropriate given that the general partner controls the partnership, and without the ability to remove the general partner or the power to otherwise exercise a controlling influence over the partnership due to the size of an economic interest, the security holders have no control over the partnership.
     At February 28, 2007, the Company held approximately 39% of the partnership interests of Millennium Midstream Partners, LP (“Millennium”). One of the Company’s Vice Presidents serves as a director on the board of the general partner of Millennium. The Company believes that it does not “control” and is not an “affiliate” of Millennium, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In this regard, the Company believes that the securities of Millennium should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or its general partner.
     C. Other Affiliations — For the three months ended February 28, 2007, KA Associates, Inc., an affiliate of KAFA, earned less than $1 in brokerage commissions from portfolio transactions executed on behalf of the Company.

4. INVESTMENT TRANSACTIONS
     For the three months ended February 28, 2007, the Company purchased and sold securities in the amount of $89,211 and $15,358 (excluding short-term investments), respectively.
5. RESTRICTED SECURITIES
     From time to time, certain of the Company’s investments may be restricted as to resale, particularly private investments. Such restricted investments are valued in accordance with the procedures established by the board of directors and more fully described in Note 2 — Significant Accounting Policies. The table below shows the number of shares/units/warrants held, the acquisition date, purchase price, aggregate cost, and fair value as of February 28, 2007, value per share/unit/warrant of such security, percent of net assets applicable to common stockholders and percent of total assets which the security comprises:

		Number of
		Shares/Units/		Purchase		Fair	Value per
		Warrants	Acquisition	Price	Cost	Value	Share/Unit/	Percent of	Percent of
Investment	Security	(in 000s)	Date	(in 000s)	(in 000s)	(in 000s)	Warrant	Net Assets	Total Assets
Millennium Midstream Partners, LP	Class B Common Units	2,375	12/28/2006	$43,599	$43,561	$43,599	$18.36	17.4%	17.3%
Millennium Midstream Partners, LP	Warrants	2,375	12/28/2006	3,919	3,919	3,919	1.65	1.6	1.6
Plains All American Pipeline, L.P.	Common Units	51	12/19/2006	2,500	2,463	2,824	54.97	1.1	1.1
Williams Partners L.P.	Common Units	8	12/13/2006	291	287	340	42.83	0.1	0.1
Williams Partners L.P.	Class B Units	23	12/13/2006	821	811	945	41.22	0.4	0.4

				$51,130	$51,041	$51,627		20.6%	20.5%

6. COMMON STOCK
     The Company has 200,000,000 shares of common stock authorized. Of the 10,000,060 shares of common stock outstanding at February 28, 2007, KAFA owned 60 shares. There were no common stock transactions for the three months ended February 28, 2007.
7. FINANCIAL HIGHLIGHTS
     The following is a schedule of financial highlights for the three months ended February 28, 2007 and the period ended September 21, 2006 (inception) through November 30, 2006.

	February 28,		November 30,
	2007		2006
Per Share of Common Stock
Net asset value, beginning of period	$24.19		$23.32
Income from Operations
Net investment income	0.14		0.09
Net realized and unrealized gain on investments	0.90		0.78

Total income from investment operations	1.04		0.87

Dividends
Dividends from net investment income	(0.22)		—

Net asset value, end of period	$25.01		$24.19

Market value per share, end of period	$24.95		$22.32

Total investment return based on market value(1)	12.81%		(10.72)%

Supplemental Data and Ratios(2)
Net assets, end of period	$250,114		$241,914
Ratio of expenses to average net assets, including investment management fee waivers and current and deferred income taxes, if any	2.30%		2.59%
Ratio of expenses to average net assets, excluding investment management fee waivers and current and deferred income taxes, if any	2.85%		3.09%
Ratio of net investment income to average net assets	2.37%		1.89%
Net increase in net assets resulting from operations to average net assets	4.27	%(3)	3.69	%(3)
Portfolio turnover rate	10.16	%(4)	5.56	%(4)

(1)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(2)	Unless otherwise noted, ratios are annualized.

(3)	Not annualized.

(4)	Not annualized. Calculated based on the sales of long-term investments of $15,358 and $3,153, respectively, divided by the monthly average long-term investment balance of $151,094 and $56,730, respectively.
7. SUBSEQUENT EVENT
     On April 5, 2007, the Company declared its quarterly dividend of $0.32 per share for the period December 1, 2006 through February 28, 2007. The dividend will be payable on April 26, 2007 to shareholders of record on April 18, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussions should be read together with the unaudited consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and notes thereto included in our Form 10-K.
Forward-Looking Statements
     Certain statements in this Form 10-Q include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties, and other factors that could cause our actual results to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
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
Overview
     Kayne Anderson Energy Development Company and its subsidiaries (“we,” “us,” and “our”) is an externally managed, non-diversified, closed-end management investment company organized under the laws of the State of Maryland that has elected to be treated as a “business development company” (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). In addition, we elected to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (“Code”). We completed our initial public offering (“IPO”) on September 21, 2006.
     Our operations will continue to be externally managed and advised by our investment adviser, KA Fund Advisors, LLC (“KAFA”), pursuant to an investment management agreement. We invest primarily in energy companies that are not publicly traded (“private”). Our primary investment objective is to generate both current income and capital appreciation primarily through debt and equity investments. We will seek to achieve this objective by investing at least 80% of our net assets together with the proceeds of any borrowings (our “total assets”) in securities of companies that derive the majority of their revenue from activities in the energy industry (“Energy Companies”), including: (a) Midstream Energy Companies, which are businesses that operate assets used to gather, transport, process, treat, terminal and store natural gas, natural gas liquids, propane, crude oil or refined petroleum products; (b) Upstream Energy Companies, which are businesses engaged in the exploration, extraction and production of natural resources, including natural gas, natural gas liquids and crude oil, from onshore and offshore geological reservoirs; and (c) Other Energy Companies, which are businesses engaged in owning, leasing, managing, producing, processing and sale of coal and coal reserves; the marine transportation of crude oil, refined petroleum products, liquefied natural gas, as well as other energy-related natural resources using tank vessels and bulk carriers; and refining, marketing and distributing refined energy products, such as motor gasoline and propane to retail customers and industrial end-users.

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
     We may seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings. We currently expect to use leverage in an aggregate amount equal to 30% of our total assets, which includes assets obtained through such leverage.
Portfolio and Investment Activity
     During the three months ended February 28, 2007, we completed two significant private investments. On February 15, 2007, we invested approximately $34 million in a second lien term loan issued by ProPetro Services, Inc. (“ProPetro”), a private oilfield service company that provides a broad range of drilling and production related services to oil and natural gas exploration and production companies in Texas, Oklahoma, Utah and Colorado. In conjunction with our investment in the term loan, we received 2,904,620 warrants to purchase shares in ProPetro, which represents an 8.4% fully diluted equity interest in ProPetro.
     On December 28, 2006, we and other institutional investors announced the formation of Millennium Midstream Partners, LP (“Millennium”), a private limited partnership. Millennium was formed to acquire the assets of Millennium Midstream Energy, LLC and its affiliates, which consist of gathering, processing and pipeline assets in Texas and Louisiana. In conjunction with the formation of Millennium, we made a $47.5 million equity investment. As part of the investment, we received 2,375,000 Class B common units, which represent a 39% limited partnership interest; 2,375,000 Class A common warrants, and 212 incentive distribution rights, representing 21.2% of the total incentive distribution rights.
     Our investments as of February 28, 2007 were comprised of equity securities of $122.2 million and fixed income investments of $66.4 million. Included in the equity securities were $7.1 million of warrants. All of our fixed income investments were in private Energy Companies.
     Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of February 28, 2007, 93% or $61.8 million of our interest-bearing portfolio was comprised of floating rate debt and 7% or $4.6 million was comprised of fixed rate debt.
Our Top Ten Portfolio Investments as of February 28, 2007
     Listed below are our top ten portfolio investments as of February 28, 2007 represented as a percentage of our total assets, totaling $252.2 million as of this date.

					Percent
		Public /		Amount	of Total
	Investment	Private	Sector	($ in millions)	Assets
1.	Millennium Midstream Partners, LP(1)	Private	Midstream	$47.5	18.8%
2.	ProPetro Services, Inc.(2)	Private	Oilfield Services	35.0	13.9
3.	Trident Resources Corp.(3)	Private	Upstream	17.3	6.9
4.	Kinder Morgan Management, LLC	Public	Midstream	7.7	3.0
5.	Energy Transfer Equity, L.P.	Public	Midstream	7.0	2.8
6.	Enterprise Products Partners L.P.	Public	Midstream	6.0	2.4
7.	Plains All American, L.P.(4)	Public	Midstream	5.7	2.3
8.	ONEOK Partners, L.P.	Public	Midstream	5.4	2.1
9.	CDX Funding, LLC	Private	Upstream	4.6	1.8
10.	SemGroup, L.P.	Private	Midstream	4.6	1.8

	TOTAL			$140.8	55.8%

(1)	Our investment in Millennium Midstream Partners, LP (“Millennium”) includes 2,375,000 Class B common units, which represents a 39% limited partners interest; 2,375,000 Class A warrants and 212 incentive distribution rights.

(2)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan and 2,904,620 warrants.

(3)	Our investment in Trident Resources Corp. includes our investment in Trident Exploration Corp., the wholly-owned, primary subsidiary of Trident Resources Corp.

(4)	Our investment in Plains All American, L.P. includes our investment in common units, restricted from public sale.
Results of Operations
     Set forth below is an explanation of our results of operations for the three months ended February 28, 2007.
     Investment Income. Investment income for the period was $2.8 million and consisted primarily of interest income on our short-term investments in repurchase agreements and fixed income investments. We earned $0.9 million of cash dividends and distributions, substantially all of which were treated as a return of capital during the period.
     Operating Expenses. Total operating expenses for the period were $1.4 million, including $0.9 million of base and incentive investment management fees (net of fee waivers) and $0.2 million for professional fees for the period. Base investment management fees (net of fee waivers) were equal to an annual rate of 1.25% of average total assets.
     Net Investment Income. During the period, our net investment income totaled $1.4 million, which consisted of $2.8 million of investment income, primarily from our interest income on short-term investments in repurchase agreements and fixed income investments. This investment income was reduced by total operating expenses of $1.4 million for the period.
     Net Realized Gains. During the period, we had net realized gains from our investments of $0.9 million.
     Net Change in Unrealized Appreciation on Investments. During the period, we had net unrealized gains from our investments of $8.1 million.
     Net Increase in Net Assets Resulting from Operations. Our net increase in net assets resulting from operations for the period was $10.4 million. This increase is composed primarily of the change in net unrealized gains of $8.1 million and, to a lesser extent, net investment income of $1.4 million and net realized gains of $0.9 million as noted above.
Liquidity and Capital Resources
     As of February 28, 2007, we had approximately $62.3 million invested in short-term repurchase agreements. As of April 9, 2007, we had approximately $66.6 million in repurchase agreements. Consistent with our investment objective, we anticipate investing the net proceeds from our IPO by June 2007.
Contractual Obligations
     We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three months ended February 28, 2007, we paid $0.7 million in base management fees, net of $0.3 million in fee waivers, and accrued $0.2 in incentive fees related to net realized gains for the period.
     As of February 28, 2007, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond.

Dividends
     On January 12, 2007, we paid an initial dividend of $0.22 per common share (for the period from September 21, 2006 to November 30, 2006), totaling $2.2 million.
     On April 5, 2007, we declared our quarterly dividend of $0.32 per share for the period December 1, 2006 through February 28, 2007. We anticipate that a portion of this dividend will be treated as return of capital. The final determination of the amount will be made in early 2008. The dividend will be payable on April 26, 2007 to shareholders of record on April 18, 2007.
Critical Accounting Policies
     Please read “Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2006 for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of our Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.
     Interest Rate Risk. Interest rate risk primarily results from variable rate fixed income securities in which we invest. Fixed income investments in our portfolio are based on floating and fixed rates. Loans bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these fixed income instruments typically have one to six-month durations and reset at the current market interest rates. As of February 28, 2007, our floating rate investments totaled approximately $61.8 million (93%) of our total fixed income investments of $66.4 million. Based on sensitivity analysis of the variable rate financial obligations in our fixed income investment portfolio at February 28, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended February 28, 2007 would either decrease or increase net investment income by approximately $0.6 million.
     We may hedge against interest rate fluctuations for these floating rate instruments using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. Hedging activities may mitigate our exposure to adverse changes in interest rates.
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

ITEM 4. CONTROLS AND PROCEDURES.
     (a) Evaluation of Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered in this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in designing and evaluating our disclosures controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions.

PART II
ITEM 1. LEGAL PROCEEDINGS.
     We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated.
ITEM 1A. RISK FACTORS.
     Item 1A. Risk Factors of our 2006 Form 10-K includes a detailed discussion of our risk factors. The risk factor presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2006 Form 10-K.
Our internal control over financial reporting may not be adequate and our independent auditors may not be able to certify as to its adequacy, which could have a significant and adverse effect on our business and reputation.
     As an accelerated filer for the fiscal year ended November 30, 2007, we expect that we will be required to comply with Section 404 as of November 30, 2007. We are evaluating our internal control over financial reporting to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal control over financial reporting, and evaluate and disclose changes in its internal control over financial reporting quarterly. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. Through our ongoing evaluation, we may identify areas of our internal control over financial reporting requiring improvement and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we may incur additional expenses and diversion of management’s time. We cannot be certain as to the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.
ITEM 5. OTHER INFORMATION.
     Not applicable.
ITEM 6. EXHIBITS
     The following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Charter — Form of Articles of Amendment and Restatement*

3.2	Amended and Restated Bylaws. *

4.1	Form of Common Stock Certificate. *

10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC. *

10.2	Form of Administrative Services Agreement between Registrant and Bear Stearns Funds Management Inc. *

10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company. *

10.4	Form of Dividend Reinvestment Plan. *

10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company. *

10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC. *

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—filed herewith

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—filed herewith

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYNE ANDERSON ENERGY DEVELOPMENT
COMPANY

Date: April 13, 2007

	By:	/s/ Kevin S. McCarthy

Kevin S. McCarthy
Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2007

	By:	/s/ Terry A. Hart

Terry A. Hart
Chief Financial Officer and Treasurer (Principal Financial Officer)