Form 10-Q
period 2007-05-31
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2007-07-16
CIK 1363890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 814-00725

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Maryland	20-4991752
(State of Incorporation)	(I.R.S. Employer Identification Number)
717 Texas Avenue, Suite 3100 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(713) 493-2020
1100 Louisiana, Suite 4550, Houston, Texas
(Former address since last report)

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

Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,010,756 shares outstanding as of July 9, 2007.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MAY 31, 2007
(amounts in 000’s)
(UNAUDITED)

	No. of
	Shares/Units/
	Warrants	Value

Description:
Long-Term Investments — 73.1%
Equity Investments(a) — 49.2%
Publicly Traded MLP and MLP Affiliate(b) — 29.2%
Atlas Pipeline Partners, L.P.	40	$2,036
BreitBurn Energy Partners L.P.	11	365
BreitBurn Energy Partners L.P. — Unregistered(c)	73	2,287
Calumet Specialty Products Partners, L.P.	108	5,555
Capital Product Partners L.P.(d)	23	597
Crosstex Energy, L.P.	14	504
DCP Midstream Partners, LP	64	2,792
Duncan Energy Partners L.P.	33	907
Enbridge Energy Management, L.L.C.(e)(f)	40	2,206
Enbridge Energy Partners L.P.	27	1,493
Energy Transfer Equity, L.P.	136	5,514
Enterprise Products Partners L.P.	180	5,653
Global Partners LP	76	2,843
Hiland Holdings GP, LP	10	324
Hiland Partners, LP	31	1,675
Inergy, L.P.	27	975
Kinder Morgan Management, LLC(e)(f)	147	7,549
Magellan Midstream Partners, L.P.	35	1,609
MarkWest Energy Partners, L.P.	129	4,437
Martin Midstream Partners L.P.	35	1,454
NuStar Energy L.P.	12	774
ONEOK Partners, L.P.	69	4,717
Plains All American Pipeline, L.P.	103	6,366
Regency Energy Partners LP	17	452
Targa Resources Partners LP	43	1,417
TC PipeLines, LP	22	880
Teekay LNG Partners L.P.	47	1,690
Teekay Offshore Partners L.P(e)	23	776
TEPPCO Partners, L.P.	40	1,749
Universal Compression Partners, L.P.	48	1,632
Williams Partners L.P.	69	3,355

		74,583

Private MLP — 19.3%
Millennium Midstream Partners, LP(c)(g)	2,375	43,615
Millennium Midstream Partners, LP — Warrants(c)(h)	2,375	3,919
VantaCore Partners LP(c)(i)	91	1,825

		49,359

Other Private Equity — 0.7%
ProPetro Services, Inc. — Warrants(j)(k)	2,905	1,735
Trident Resources Corp. — Warrants(l)	100	50

		1,785

Total Equity Investments (Cost $105,916)		125,727

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF MAY 31, 2007
(amounts in 000’s)
(UNAUDITED)

	Interest		Maturity	Principal
	Rate		Date	Amount	Value

Description:
Fixed Income Investments — 23.9%
Midstream — 2.8%
SemGroup, L.P.	8.75%		11/15/15	$4,500	$4,708
Targa Resources, Inc.	(m	)	10/31/12	486	490
Targa Resources, Inc.	(n	)	10/31/12	2,004	2,019

					7,217

Upstream — 2.7%
CDX Funding, LLC	(o	)	3/31/13	4,550	4,686
Coldren Resources, Inc.	(p	)	7/14/11	416	419
Coldren Resources, Inc.	(q	)	7/14/11	1,850	1,864

					6,969

Other Energy — 18.4%
ProPetro Services, Inc.(k)	(r	)	2/15/13	35,000	32,531
VantaCore Partners LP(k)(s)	9.00		5/21/27	7,000	7,000
VantaCore Partners LP(k)	(t	)	5/21/14	7,500	7,500

					47,031

Total Fixed Income Investments (Cost $60,351)					61,217

Total Long-Term Investments (Cost $166,267)					186,944

Short-Term Investments — 26.4%
Repurchase Agreements — 26.4%
Bear, Stearns & Co. Inc. (Agreements dated 5/31/07 to be repurchased at $67,419) , collateralized by $69,362 in U.S. Treasury Notes (Cost $67,410)	5.08		6/01/07		67,410

Total Investments — 99.5% (Cost $233,677)					254,354

Other Assets in Excess of Total Liabilities					1,169

Net Assets					$255,523

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF MAY 31, 2007
(amounts in 000’s except per unit amounts)
(UNAUDITED)

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Unless otherwise noted, security is treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At May 31, 2007, the Company had 24.8% of its total assets invested in securities treated as publicly traded partnerships. It is the Company’s intention to be treated as a RIC for tax purposes.

(c)	Fair valued securities, restricted from public sale. (see Notes 2 and 5).

(d)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

(e)	Security is not treated as a publicly traded partnership for RIC qualification purposes.

(f)	Distributions are paid in-kind.

(g)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC. The Class B common units are redeemable at the option of Millennium Midstream Partners, LP at the price of $20.00 per unit.

(h)	Warrants are non-income producing, expire on December 28, 2016 and provide the Company the right to purchase 2,375 Class A common units at a price of $20.00 per unit.

(i)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED VP Investment Partners, LP and KED VP Investment GP, LLC.

(j)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing, and expire on February 15, 2017.

(k)	Fair valued security (see Note 2).

(l)	Warrants are non-income producing and expire on November 30, 2013.

(m)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.23% as of May 31, 2007).

(n)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 200 basis points (7.35% as of May 31, 2007).

(o)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 625 basis points (11.57% as of May 31, 2007).

(p)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.23% as of May 31, 2007).

(q)	Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.35% as of May 31, 2007).

(r)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 900 basis points (14.35% as of May 31, 2007).

(s)	Fixed rate subordinated convertible note. Security is convertible into 350,000 common units at a conversion price of $20.00 per common unit.

(t)	Floating rate senior secured term loan facility. Security pays interest at a rate of LIBOR + 550 basis points (10.86% as of May 31, 2007).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	No. of
	Shares/Units/
	Warrants	Value

Description:
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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	Interest		Maturity	Principal
	Rate		Date	Amount	Value

Description:
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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	May 31,
	2007	November 30,
	(Unaudited)	2006

ASSETS
Investments, at fair value (Cost — $166,267 and $98,780, respectively)	$186,944	$106,545
Repurchase agreements (Cost — $67,410 and $135,134, respectively)	67,410	135,134

Total investments (Cost — $233,677 and $233,914, respectively)	254,354	241,679
Deposits with brokers	118	101
Receivable for securities sold	1,045	567
Interest, dividends and distributions receivable	2,420	931
Receivable for offering costs	—	200
Prepaid expenses and other assets	65	126

Total Assets	258,002	243,604

LIABILITIES
Investment management fee payable, net of fee waivers	1,201	571
Accrued directors’ fees and expenses	74	63
Deferred tax liability	252	—
Accrued expenses and other liabilities	952	1,056

Total Liabilities	2,479	1,690

NET ASSETS	$255,523	$241,914

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at May 31, 2007 and November 30, 2006; 10,010,756 and 10,000,060 shares issued and outstanding at May 31, 2007 and November 30, 2006, respectively)	$10	$10
Paid-in capital	233,528	233,216
Undistributed net investment income	—	864
Accumulated net realized gains on investments	1,658	59
Net unrealized gains on investments	20,327	7,765

NET ASSETS	$255,523	$241,914

NET ASSET VALUE PER SHARE	$25.52	$24.19

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007
(amounts in 000’s)
(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	May 31, 2007	May 31, 2007

INVESTMENT INCOME
Income
Dividends and distributions	$1,836	$2,715
Return of capital	(1,647)	(2,438)

Net dividends and distributions	189	277

Interest	2,816	5,518

Total investment income	3,005	5,795

Expenses
Base investment management fees	1,119	2,177
Incentive investment management fees	232	409
Professional fees	252	408
Directors’ fees	74	137
Administration fees	58	114
Insurance	40	78
Custodian fees	17	32
Other expenses	21	169

Total Expenses — Before Investment Management Fee Waivers	1,813	3,524
Base investment management fee waivers	(319)	(622)

Total Expenses	1,494	2,902

Net Investment Income — Before Income Taxes	1,511	2,893
Deferred income tax benefit	57	98

Net Investment Income	1,568	2,991

REALIZED AND UNREALIZED GAINS
Net Realized Gains
Investments	2,243	3,144
Net Change in Unrealized Gains
Investments	4,822	12,912
Deferred income tax expense	(336)	(350)

Net Change in Unrealized Gains	4,486	12,562

Net Realized and Unrealized Gains	6,729	15,706

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,297	$18,697

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

			Period Ended
	Six Months		September 21,
	Ended May 31,		2006* through
	2007		November 30,
	(Unaudited)		2006

OPERATIONS
Net investment income	$2,991		$864
Net realized gains	3,144		59
Net change in unrealized gains	12,562		7,765

Net Increase in Net Assets Resulting from Operations	18,697		8,688

DIVIDENDS AND DISTRIBUTIONS
Dividends and distributions	(5,400	)(1)	—

CAPITAL STOCK TRANSACTIONS
Proceeds from initial public offering of 10,000,000 shares of common stock	—		250,000
Issuance of 10,696 shares of common stock from reinvestment of dividends	277		—
Underwriting discount and offering expenses	35		(16,775)

Net Increase in Net Assets from Capital Stock Transactions	312		233,225

Total Increase in Net Assets	13,609		241,913

NET ASSETS
Beginning of period	241,914		1

End of period(2)	$255,523		$241,914

*	Commencement of operations

(1)	The information presented in this item is a current estimate of the characterization of a portion of the total dividends paid to stockholders for the six months ended May 31, 2007 as ordinary income. This estimate is based on the Company’s operating results during the period.

(2)	Includes undistributed net investment income of $864 for the period ended September 21, 2006 through November 30, 2006.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2007
(amounts in 000’s)
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$18,697
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(112,729)
Proceeds from sale of investments	46,092
Sale of short-term investments, net	67,724
Realized gains on investments	(3,144)
Return of capital distributions	2,438
Unrealized gains on investments	(12,912)
Increase in deferred tax liability	252
Accretion of bond discount	(144)
Increase in deposits with brokers	(17)
Increase in receivable for securities sold	(478)
Increase in interest, dividend and distributions receivables	(1,489)
Decrease in receivable for offering costs	200
Decrease in prepaid expenses and other assets	61
Increase in investment management fee payable	630
Increase in accrued directors’ fees and expenses	11
Decrease in accrued expenses and other liabilities	(104)

Net Cash Provided by Operating Activities	5,088

CASH FLOWS FROM FINANCING ACTIVITIES
Underwriting discount and offering expenses	35
Cash distributions to shareholders	(5,123)

Net Cash Used in Financing Activities	(5,088)

NET CHANGE IN CASH	—
CASH — BEGINNING OF PERIOD	—

CASH — END OF PERIOD	$—

Supplemental disclosure of cash flow information:

Non-cash financing activities not included herein consist of reinvestment of distributions pursuant to the Company’s dividend reinvestment plan of $277.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except share, warrant, right and per share amounts)
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

The Company forms limited partnerships (which have elected to be treated as taxable entities) and limited liability companies to make and hold certain of its portfolio investments. These investments are consolidated in the Company’s schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets.

The Company will typically own 98% of its limited partnerships directly and own the remaining 2% through a wholly owned limited liability company. The Company allocates a portion of its expenses to its limited partnerships based on the relative size of the portfolio investments held by the limited partnership. These expenses and any income tax benefit/expense related to the Company’s subsidiaries are consolidated in the Company’s schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

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

The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations will be determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors of the Company, the following valuation process, approved by the board of directors, will be used for such securities:

•	Investment Team Valuation. The applicable investments will initially be valued by the investment adviser’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions will be documented and discussed with senior management of KA Fund Advisors, LLC (“KAFA”). Such valuations will be submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis, and until determinations of the Valuation Committee are made with respect to such valuations, they will stand for intervening periods of time unless a senior officer of KAFA determines that adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee shall meet each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. Between meetings of the Valuation Committee, a senior officer of KAFA is authorized to make valuation determinations. The Valuation Committee’s valuation determinations will be subject to ratification by the board at its next regular meeting.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors will review the valuation methodologies and calculations employed for these securities. Currently, the independent third-party valuation firm is Duff & Phelps, LLC.

•	Board of Directors Determination. The board of directors will consider the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

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

At May 31, 2007, the Company held 39.3% of its net assets applicable to common stockholders (38.9% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at May 31, 2007 was $100,412. At November 30, 2006, the Company did not hold any securities that were fair valued pursuant to the procedures adopted by the board of directors.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. As of May 31, 2007, the Company does not believe the adoption of SFAS No. 157 will impact the financial statement amounts; however, additional disclosures may be

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

required about the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets for the period.

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

At May 31, 2007, there were no open short sales.

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

During the three and six months ended May 31, 2007, the Company did not enter into written option transactions.

I. Security Transactions — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. For publicly-traded securities, dividend and distribution income is recorded on the ex-dividend date. For privately-held securities, dividend and distribution income is recorded on the declaration date.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

J. Investment Income and Return of Capital Estimates — Distributions received from the Company’s investments in MLPs generally are comprised of income and return of capital. For the three and six months ended May 31, 2007, the Company estimated that 90% of the MLP distributions received would be treated as a return of capital. For the three and six months ended May 31, 2007, the Company recorded as return of capital the amounts of $1,647 and $2,438, respectively, of dividends and distributions received from its investments. The return of capital resulted in an equivalent reduction in the cost basis of the associated investments. For the three months ended May 31, 2007, Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $155 and $1,492, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments. For the six months ended May 31, 2007, Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $186 and $2,252, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on historical information available from MLPs and other industry sources. These estimates may subsequently be revised based on information received from MLPs after their tax reporting periods are concluded.

Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts.

K. Dividends and Distributions to Stockholders — Dividends and distributions to stockholders are recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. The Company is unable to make final determinations as to the character of the dividend until after the end of the calendar year. The Company informs its common stockholders in January following the calendar year of the character of dividends deemed paid during the fiscal year.

L. Partnership Accounting Policy — The Company records its pro-rata share of the income/(loss) and capital gains/(losses), to the extent of dividends it has received, allocated from the underlying portfolio partnerships and adjusts the cost of the underlying partnerships accordingly. These amounts are included in the Company’s Statement of Operations.

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

For the three and six months ended May 31, 2007, the Company recorded a deferred income tax benefit of $57 and $98, respectively, and deferred tax expense of $336 and $350, respectively, related to the investment activities of the Company’s taxable subsidiaries. Total income taxes have been computed by applying the federal statutory income tax rate plus a blended state income tax rate totaling 37% to the net investment income and unrealized gains on investments before taxes of the Company’s taxable subsidiaries.

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

As of May 31, 2007 and November 30, 2006, none of the Company’s losses were disallowed as a result of wash sales for federal income tax purposes.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

The tax basis of the components of distributable earnings can differ from the amounts reflected in the Statement of Assets and Liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of November 30, 2006, components of the distributable earnings on a tax basis for the Company were as follows:

November 30,
2006

Undistributed ordinary income	$997
Undistributed capital gains	—
Unrealized appreciation	7,765

Total distributable earnings	$8,762

On January 12, 2007, the Company paid an initial dividend of $0.22 per common share, totaling $2,200. The tax character of this dividend was categorized as ordinary income. On April 26, 2007, we paid our first full quarterly dividend of $0.32 per common share for the quarter ended February 28, 2007 totaling $3,200, of which $277 was reinvested into the Company for 10,696 newly issued shares of common stock pursuant to the Company’s dividend reinvestment plan. The tax character of this dividend has yet to be determined, and the Company will make a final determination in the first quarter of 2008.

At May 31, 2007 and November 30, 2006, the identified cost of investments for Federal income tax purposes were $233,677 and $233,914, respectively. Gross unrealized appreciation and depreciation of investments for Federal income tax purposes were as follows:

	May 31,	November 30,
	2007	2006

Gross unrealized appreciation of investments	$21,831	$7,919
Gross unrealized depreciation of investments	(1,154)	(154)

Net unrealized appreciation	$20,677	$7,765

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. FIN No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date. As of May 31, 2007, the Company has not evaluated the impact that will result from adopting FIN No. 48.

N. Organizational and Offering Costs — The Company treats organizational costs as an expense. Offering costs of approximately $845 incurred in connection with the sale of shares of common stock were charged to paid-in capital when shares of the Company were issued in September 2006. During the three months ended May 31, 2007, this amount was adjusted to $810 based on actual costs incurred.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

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

For the three months ended May 31, 2007, the Company paid $800 in base management fees, net of $319 in fee waivers, accrued $232 in incentive Capital Gains Fees and accrued zero in Net Investment Income Fees.

For the six months ended May 31, 2007, the Company paid $1,555 in base management fees, net of $622 in fee waivers, accrued $409 in incentive Capital Gains Fees and accrued zero in Net Investment Income Fees.

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

The Company had the following portfolio investments at May 31, 2007 for which it assessed each portfolio company investment separately for its ability to “control” or be and “affiliate” as defined under the 1940 Act.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

Millennium Midstream Partners, LP — At May 31, 2007, the Company held approximately 39% of the partnership interest of Millennium Midstream Partners, LP (“Millennium”). One of the Company’s Vice Presidents serves as a director on the board of the general partner for Millennium. The Company believes that it does not “control” and is not an “affiliate” of Millennium, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In this regard, the Company believes that the securities of Millennium should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Millennium.

VantaCore Partners LP — At May 31, 2007, the Company held approximately 5% of the partnership interest of VantaCore Partners LP (“VantaCore”). One of the Company’s Vice Presidents serves as a director on the board of the general partner for VantaCore. The Company believes that it does not “control” and is not an “affiliate” of VantaCore, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In this regard, the Company believes that the securities of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of VantaCore.

C. Other Affiliations — For the three and six months ended May 31, 2007, KA Associates, Inc., an affiliate of KAFA, earned zero and less than $1 in brokerage commissions from portfolio transactions executed on behalf of the Company.

Robert V. Sinnott is member of our board of directors and a senior executive of Kayne Anderson Capital Advisors, L.P. (“KACALP”), the managing member of KAFA. Mr. Sinnott also serves as a director on the board of Plains All American GP LLC, the general partner of the general partner of Plains All American Pipeline, L.P., a publicly traded partnership. Various advisory clients of KACALP and KAFA, including us, own units in Plains All American Pipeline, L.P., its general partner and/or Plains All American GP LLC.

4.	INVESTMENT TRANSACTIONS

For the six months ended May 31, 2007, the Company purchased and sold securities in the amount of $112,729 and $46,092 (excluding short-term investments), respectively.

5.	RESTRICTED SECURITIES

From time to time, certain of the Company’s investments may be restricted as to resale, particularly private investments. Such restricted investments are valued in accordance with the procedures established by the board of directors and more fully described in Note 2 — Significant Accounting Policies. The table below shows the number of shares/units/warrants held, the acquisition date, purchase price, aggregate cost, and fair value as of May 31, 2007, value per share/unit/warrant of such security, percent of net assets applicable to common stockholders and percent of total assets which the security comprises:

		Number of
		Shares/					Value per
		Units/					Share/	Percent	Percent
		Warrants	Acquisition	Purchase		Fair	Unit/	of Net	of Total
Investment	Security	(in 000s)	Date	Price	Cost	Value	Warrant	Assets	Assets

BreitBurn Energy Partners L.P.	Common Units	73	5/24/2007	$2,328	$2,328	$2,287	$31.44	0.9%	0.9%
Millennium Midstream Partners, LP	Class B Common Units	2,375	12/28/2006	43,615	42,669	43,615	18.36	17.1	16.9
Millennium Midstream Partners, LP	Warrants	2,375	12/28/2006	3,919	3,919	3,919	1.65	1.5	1.5
VantaCore Partners LP	Common Units	91	5/22/2007	1,825	1,825	1,825	20.00	0.7	0.7

				$51,687	$50,741	$51,646		20.2%	20.0%

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

6.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. Of the 10,010,756 shares of common stock outstanding at May 31, 2007, KAFA owned 60 shares. Transactions in common shares for the period November 30, 2006 through May 31, 2007 were as follows:

Shares outstanding at November 30, 2006	10,000,060
Shares issued through reinvestment of distributions	10,696

Shares outstanding at May 31, 2007	10,010,756

7.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended May 31, 2007 and the period ended September 21, 2006 (inception) through November 30, 2006.

	May 31,		November 30,
	2007		2006

Per Share of Common Stock
Net asset value, beginning of period	$24.19		$23.32
Income from Operations(1)
Net investment income	0.30		0.09
Net realized and unrealized gain on investments	1.57		0.78

Total income from investment operations	1.87		0.87

Dividends and Distributions
Dividends and distributions	(0.54)		—

Net asset value, end of period	$25.52		$24.19

Market value per share, end of period	$26.41		$22.32

Total investment return based on market value(2)	20.88%		(10.72)%
Supplemental Data and Ratios(3)
Net assets, end of period	$255,523		$241,914
Ratio of expenses to average net assets, including investment management fee waivers and deferred income taxes, if any	2.55%		2.59%
Ratio of expenses to average net assets, excluding investment management fee waivers and deferred income taxes, if any	2.84%		3.09%
Ratio of net investment income to average net assets	2.41%		1.89%
Net increase in net assets resulting from operations to average net assets	7.52	%(4)	3.69	%(4)
Portfolio turnover rate	28.42	%(5)	5.56	%(5)

(1)	Based on average shares of common stock of 10,002,117 for the six months ended May 31, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

(2)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

(3)	Unless otherwise noted, ratios are annualized.

(4)	Not annualized.

(5)	Not annualized. Calculated based on the sales of long-term investments of $46,092 and $3,153, respectively, divided by the monthly average long-term investment balance of $162,183 and $56,730, respectively.

8.	SUBSEQUENT EVENTS

On June 4, 2007, the Company established two credit facilities, each with a three-year term, totaling $200,000 with SunTrust Capital Markets, Inc. and Citi as co-arrangers. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has initial availability of $100,000 with the ability to increase availability to $250,000. Interest on the Investment Facility will be charged at LIBOR plus 125 basis points or the prime rate plus 25 basis points. The second facility, the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permits the Company to borrow up to $100,000 and invest the proceeds in U.S. government securities. Interest on the Treasury Facility will be charged at LIBOR plus 20 basis points or the prime rate.

On June 11, 2007, the Company announced the formation of Direct Fuels Partners, L.P. (“Direct Fuels”) to acquire the assets of Insight Equity Acquisition Partners, LP and it affiliates, which consists of primarily of specialty refining, storage and distribution assets based in North Texas. In conjunction with the formation of Direct Fuels, the Company made a $50,000 equity investment and received 2,500,000 Class B common units, which represents a 38% limited partnership interest; 2,500,000 Class A common warrants, and 200 incentive distribution rights.

On June 12, 2007, the Company announced the formation of International Resource Partners LP (“IRI”), a private limited partnership. IRI was formed to acquire International Resources, LLC, the Central Appalachian coal subsidiary of International Industries, Inc. that mines, washes, prepares and markets coal from West Virginia. In conjunction with the formation of IRI, the Company made a $30,000 equity investment and received 1,500,000 Class A common Units, which represents a 28% limited partnership interest, and 10 incentive distribution rights.

On July 9, 2007, the Company declared its quarterly dividend of $0.40 per share for the period March 1, 2007 to May 31, 2007. The dividend will be payable on July 26, 2007 to shareholders of record on July 20, 2007.

On July 10, 2007, the Company and KAFA entered into an agreement where KAFA has agreed to waive the portion of the management fee with respect to any investments under the Treasury Facility. This agreement to waive a portion of the management fee will terminate at the earlier of the termination of the Treasury Facility or the investment management agreement.

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

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings, including borrowings under our credit facilities. We currently expect to use leverage in an aggregate amount equal to 30% of our total assets (excluding leverage and assets related to our Treasury Facility), which includes assets obtained through such leverage.

Portfolio and Investment Activity

During the three months ended May 31, 2007, we completed one private investment following our initial private investments in ProPetro Services, Inc. and Millennium Midstream Partners, LP during the first quarter of 2007.

On May 22, 2007, we announced the formation and funding of VantaCore Partners LP (“VantaCore”), a private limited partnership. VantaCore was formed to acquire competitively advantaged aggregate businesses in the domestic U.S. market. In conjunction with the formation of VantaCore, we invested approximately $16.3 million in VantaCore as follows: $7.5 million in a senior secured term loan; $7.0 million in a subordinated convertible note; and a $1.8 million equity investment. As part of the investment, we received 91,250 common units, which represent a 5% limited partnership interest.

Our investments as of May 31, 2007 were comprised of equity securities of $125.7 million and fixed income investments of $61.2 million. Included in the equity securities were $5.7 million of warrants. All of our fixed income investments were in private Energy Companies.

Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of May 31, 2007, 81% or $49.5 million of our interest-bearing portfolio was comprised of floating rate debt and 19% or $11.7 million was comprised of fixed rate debt.

Our Top Ten Portfolio Investments as of May 31, 2007

Listed below are our top ten portfolio investments as of May 31, 2007 represented as a percentage of our total assets, totaling $258.0 million as of this date.

					Percent
		Public/		Amount	of Total
	Investment	Private	Sector	($ in millions)	Assets

1.	Millennium Midstream Partners, LP(1)	Private	Midstream	$47.5	18.4%
2.	ProPetro Services, Inc.(2)	Private	Oilfield Services	34.3	13.3
3.	VantaCore Partners LP(3)	Private	Aggregates, Mining and Other	16.3	6.3
4.	Kinder Morgan Management, LLC	Public	Midstream	7.5	2.9
5.	Plains All American Pipeline, L.P.	Public	Midstream	6.4	2.5
6.	Enterprise Products Partners L.P.	Public	Midstream	5.7	2.2
7.	Calumet Specialty Products Partners, L.P.	Public	Midstream	5.6	2.2
8.	Energy Transfer Equity, L.P.	Public	Midstream	5.5	2.1
9.	ONEOK Partners, L.P.	Public	Midstream	4.7	1.8
10.	SemGroup, L.P.	Private	Midstream	4.7	1.8

	TOTAL			$138.2	53.5%

(1)	Our investment in Millennium Midstream Partners, LP (“Millennium”) includes 2,375,000 Class B common units, which represents a 39% limited partners interest; 2,375,000 Class A warrants and 212 incentive distribution rights.

(2)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan and 2,904,620 warrants.

(3)	Our investment in VantaCore Partners LP includes a senior secured term loan ($7.5 million); a subordinated convertible note ($7 million), and 91,250 common units ($1.8 million), which represents a 5% limited partners interest.

Results of Operations

Set forth below is an explanation of our results of operations for the three and six months ended May 31, 2007.

Investment Income.  Investment income for the three and six month periods was $3.0 million and $5.8 million and consisted primarily of interest income on our short-term investments in repurchase agreements and fixed income investments. For the three and six months ended, we earned $1.8 million and $2.7 million of cash dividends and distributions, substantially all of which were treated as a return of capital during the three and six month periods.

Operating Expenses.  Total operating expenses for the three and six month periods were $1.5 million and $2.9 million, including $1.0 million and $1.9 million of base and incentive investment management fees (net of fee waivers) and $0.2 million and $0.4 million for professional fees for the three and six month periods. Base investment management fees (net of fee waivers) were equal to an annual rate of 1.25% of average total assets.

Net Investment Income.  During the three and six month periods, our net investment income totaled $1.6 million and $3.0 million, which consisted of $3.0 million and $5.8 million of investment income. This investment income was reduced by total operating expenses of $1.5 million and $2.9 million for the three and six month periods. During the three and six month periods, our net investment income was increased by deferred income tax benefits of $0.06 million and $0.1 million.

Net Realized Gains.  During the three and six month periods, we had net realized gains from our investments of $2.2 million and $3.1 million.

Net Change in Unrealized Appreciation on Investments.  During the three and six month periods, we had net unrealized gains from our investments of $4.5 million and $12.6 million which are net of deferred tax expense of $0.3 million and $0.4 million for the three and six months ended May 31, 2007.

Net Increase in Net Assets Resulting from Operations.  Our net increase in net assets resulting from operations for the three and six month periods was $8.3 million and $18.7 million. These increases are composed primarily of the change in net unrealized gains of $4.5 million and $12.6 million; net investment income of $1.6 million and $3.0 million and net realized gains of $2.2 million and $3.1 million as noted above.

Liquidity and Capital Resources

As of May 31, 2007, we had approximately $67.4 million invested in short-term repurchase agreements. As of July 9, 2007, we had approximately $8.2 million in repurchase agreements.

On June 4, 2007, we established two new syndicated credit facilities — the Senior Secured Revolving Credit Facility (the “Investment Facility”) and the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) — totaling $200 million with SunTrust Capital Markets, Inc. and Citi as co-arrangers. The Investment Facility has initial availability of up to $100 million with the ability to increase credit available under the Investment Facility to an amount not to exceed $250 million by obtaining additional commitments from existing lenders or new lenders. The Investment Facility has a three year term and bears interest, at our option, at either (i) LIBOR plus 125 basis points or (ii) the prime rate plus 25 basis points.

The obligations under the Investment Facility are secured by substantially all of our assets, and are guaranteed, generally, by our existing and future subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratios and restrictive covenants, including: (a) maintaining an asset coverage ratio (excluding collateral and indebtedness under the Treasury Facility) of not less than 2.50:1.0; (b) maintaining minimum liquidity at certain levels of outstanding borrowings; (c) maintaining a minimum of shareholders equity and (d) other customary restrictive covenants. The Investment Facility also contains customary representations and warranties and events of default.

Under the Treasury Facility, we can borrow up to $100 million and invest the proceeds in U.S. government securities which will facilitate the growth of our investment portfolio and provide flexibility in the sizing of its portfolio investments. The Treasury Facility has a three year term and bears interest, at our option, at either (i) LIBOR plus 20 basis points or (ii) the prime rate.

The obligations under the Treasury Facility are secured by certain securities accounts assets and are guaranteed, generally, by our existing and future subsidiaries. The Treasury Facility contains affirmative and reporting covenants, certain financial ratio and restrictive covenants, representations and warrantees and events of default that are substantially similar to those contained in the Investment Facility.

The facilities will allow us to supplement our equity capital to continue to make portfolio investments with enhanced flexibility regarding the size of these investments. We expect to make investments with proceeds from this additional leverage. We have entered into an agreement with KAFA where the portion of the management fee with respect to any investments made under the Treasury Facility will be waived.

Consistent with our investment objective, following investment in International Resource Partners LP on June 12, 2007, we had fully invested the proceeds from our initial public offering ahead of our stated goal of nine months and borrowed $22 million under the Investment Facility. As of July 9, 2007, we had $22 million drawn under the Investment Facility.

Contractual Obligations

We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three months ended May 31, 2007, we paid $0.8 million in base management fees, net of $0.3 million in fee waivers, and accrued $0.2 in incentive fees related to net realized gains for the period.

As of May 31, 2007, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond.

Dividends

On January 12, 2007, we paid an initial dividend of $0.22 per common share (for the period from September 21, 2006 to November 30, 2006), totaling $2.2 million. On April 26, 2007, we paid our first full quarterly dividend of $0.32 per common share for the quarter ended February 28, 2007 totaling $3.2 million, of which $0.3 million was reinvested for 10,696 newly issued shares of common stock pursuant to our dividend reinvestment plan.

On July 9, 2007, we declared our quarterly dividend of $0.40 per share for the period March 1, 2007 to May 31, 2007. We anticipate that a portion of this dividend will be treated as return of capital. The final determination of the amount will be made in early 2008. The dividend will be payable on July 26, 2007 to shareholders of record on July 20, 2007.

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

Interest Rate Risk.  Interest rate risk primarily results from variable rate fixed income securities in which we invest and from borrowings under our Investment Facility and Treasury Facility. Fixed income investments in our portfolio are based on floating and fixed rates. Fixed income investments bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these fixed income instruments typically have one to six-month durations and reset at the current market interest rates. As of May 31, 2007, our floating rate investments totaled approximately $49.5 million (81%) of our total fixed income investments of $61.2 million. Based on sensitivity analysis of the variable rate financial obligations in our fixed income investment portfolio at May 31, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended May 31, 2007 would either decrease or increase net investment income by approximately $0.5 million. As of May 31, 2007, we did not have any borrowings under either our Investment Facility or Treasury Facility.

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

Item 1A. Risk Factors of our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risk factor presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2006 Annual Report on Form 10-K.

Our internal control over financial reporting may not be adequate and our independent auditors may not be able to certify as to its adequacy, which could have a significant and adverse effect on our business and reputation.

As an accelerated filer for the fiscal year ended November 30, 2007, we expect that we will be required to comply with Section 404 as of November 30, 2007. We are evaluating our internal control over financial reporting to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder (“Section 404”). Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal control over financial reporting, and to evaluate and disclose changes in its internal control over financial reporting quarterly. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. Through our ongoing evaluation, we may identify areas of our internal control over financial reporting requiring improvement and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we may incur additional expenses and diversion of management’s time. We cannot be certain as to the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following documents are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement*
3.2	Amended and Restated Bylaws. *
4.1	Form of Common Stock Certificate. *
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC. *
10.2	Form of Administrative Services Agreement between Registrant and Bear Stearns Funds Management Inc. *
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company. *
10.4	Form of Dividend Reinvestment Plan. *
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company. *
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC. *
10.7	Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007 — filed herewith
10.8	Treasury Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007 — filed herewith
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith
99.1	Form of Amended Dividend Reinvestment Plan — filed herewith
99.2	Form of Fee Waiver Relating to Treasury Credit Investments between Registrant and KA Fund Advisors, LLC — filed herewith

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006.

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

Date: July 16, 2007

By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 16, 2007