Form 10-Q
period 2007-08-31
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2007-10-15
CIK 1363890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 814-00725

KAYNE ANDERSON ENERGY
DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Maryland	20-4991752
(State of Incorporation)	(I.R.S. Employer Identification Number)

717 Texas Avenue, Suite 3100 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code:
(713) 493-2020

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

Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,027,585 shares outstanding as of October 9, 2007.

		Page

PART I
Item 1.	Financial Statements	3
	Consolidated Schedule of Investments as of August 31, 2007	3
	Schedule of Investments as of November 30, 2006	8
	Consolidated Statement of Assets and Liabilities as of August 31, 2007 and November 30, 2006	11
	Consolidated Statement of Operations for the three and nine months ended August 31, 2007	12
	Consolidated Statement of Changes in Net Assets for the nine months ended August 31, 2007 and for the period September 21, 2006 through November 30, 2006	13
	Consolidated Statement of Cash Flows for the nine months ended August 31, 2007	14
	Notes to Consolidated Financial Statements	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	35

PART II
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF AUGUST 31, 2007
(amounts in 000’s)
(UNAUDITED)

	No. of
Description:	Shares/Units	Value

Long-Term Investments — 127.0%
Equity Investments(a) — 91.2%
Publicly Traded MLP and MLP Affiliate(b) — 38.8%
Atlas Energy Resources, LLC — Class D, Unregistered(c)	91	$2,581
Atlas Energy Resources, LLC — Unregistered(c)	40	1,154
Atlas Pipeline Partners, L.P.	46	2,153
BreitBurn Energy Partners L.P.	7	239
BreitBurn Energy Partners L.P. — Unregistered(c)	73	2,317
Buckeye Partners, L.P.	12	569
Calumet Specialty Products Partners, L.P.	108	5,258
Capital Product Partners L.P.(d)	18	533
Constellation Energy Partners LLC — Class F, Unregistered(c)	36	1,421
Constellation Energy Partners LLC — Unregistered(c)	29	1,144
Copano Energy, L.L.C.	10	405
Crosstex Energy, L.P.	24	860
DCP Midstream Partners, LP	81	3,661
Dorchester Minerals, L.P.	4	87
Duncan Energy Partners L.P.	36	860
Eagle Rock Energy Partners, L.P.	14	314
Enbridge Energy Management, L.L.C.(d)(e)	62	3,227
Enbridge Energy Partners L.P.	27	1,364
Energy Transfer Equity, L.P.	121	4,461
Energy Transfer Partners, L.P.	17	905
Enterprise Products Partners L.P.	218	6,419
Exterran Partners, L.P.	48	1,638
Global Partners LP	101	3,236
Hiland Holdings GP, LP	10	313
Hiland Partners, LP	31	1,548
Inergy, L.P.	44	1,417
Kinder Morgan Management, LLC(d)(e)	170	8,161
K-Sea Transportation Partners L.P.	10	378
Legacy Reserves LP	38	875
Magellan Midstream Partners, L.P.	65	2,808
MarkWest Energy Partners, L.P.	145	4,623
Martin Midstream Partners L.P.	50	1,901
NuStar Energy L.P.	12	729
ONEOK Partners, L.P.	84	5,350

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF AUGUST 31, 2007
(amounts in 000’s)
(UNAUDITED)

	No. of
	Shares/Units/
Description:	Warrants	Value
Publicly Traded MLP and MLP Affiliate(b) (continued)

Plains All American Pipeline, L.P.	103	$5,914
Regency Energy Partners LP	46	1,472
SemGroup Energy Partners, L.P.(f)	40	1,205
Spectra Energy Partners, LP(f)	26	679
Sunoco Logistics Partners L.P.	3	182
Targa Resources Partners LP	65	1,941
TC PipeLines, LP	59	2,196
Teekay LNG Partners L.P.	59	2,056
Teekay Offshore Partners L.P.(d)	29	848
TEPPCO Partners, L.P.	57	2,288
Williams Partners L.P.	95	4,252

		95,942

Private MLP — 52.0%
Direct Fuels Partners, L.P.(c)(g)	2,500	45,908
Direct Fuels Partners, L.P. — Warrants(c)(h)	2,500	4,275
International Resource Partners LP(c)(i)	1,500	30,000
Millennium Midstream Partners, LP(c)(j)	2,375	43,397
Millennium Midstream Partners, LP — Warrants(c)(k)	2,375	3,040
VantaCore Partners LP(c)(l)	91	1,833

		128,453

Other Private Equity — 0.4%
ProPetro Services, Inc. — Warrants(c)(m)	2,905	853
Trident Resources Corp. — Warrants(n)	100	75

		928

Total Equity Investments (Cost $209,531)		225,323

	Interest		Maturity	Principal
	Rate		Date	Amount

Fixed Income Investments — 35.8%
Midstream — 7.0%
SemGroup, L.P.	8.75%		11/15/15	$9,000	8,663
Targa Resources, Inc.	9.00		11/01/13	4,580	4,397
Targa Resources, Inc.	(o	)	10/31/12	878	843
Targa Resources, Inc.	(p	)	10/31/12	3,596	3,452

					17,355

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF AUGUST 31, 2007
(amounts in 000’s)
(UNAUDITED)

	Interest		Maturity	Principal
Description:	Rate		Date	Amount	Value

Upstream — 5.0%
CDX Funding, LLC	(q	)	3/31/13	$4,550	$4,413
Coldren Resources, Inc.	(r	)	7/14/11	416	409
Coldren Resources, Inc.	(s	)	7/14/11	1,850	1,823
SandRidge Energy Inc.	(t	)	4/14/12	5,700	5,657

					12,302

Other Energy — 23.8%
Dresser, Inc.	(u	)	5/04/15	2,500	2,375
ProPetro Services, Inc.(c)	(v	)	2/15/13	35,000	32,531
Seitel, Inc.	9.75%		2/15/14	5,000	4,613
Stallion Oilfield Services Ltd.	(w	)	7/18/12	5,000	4,875
VantaCore Partners LP(c)(x)	9.00		5/21/27	7,000	7,031
VantaCore Partners LP(c)	(y	)	5/21/14	7,500	7,500

					58,925

Total Fixed Income Investments (Cost $89,338)					88,582

Total Long-Term Investments (Cost $298,869)					313,905

Short-Term Investments — 11.4%
U.S. Treasury Bills — 10.3%
U.S. Treasury Bills — (Cost $25,376)	4.906		10/25/07	25,559	25,420
Repurchase Agreements — 1.1%
Bear, Stearns & Co. Inc. (Agreements dated 8/31/07 to be repurchased at $2,746), collateralized by $2,849 in U.S. Treasury Notes (Cost $2,746)	5.15		9/01/07		2,746

Total Short-Term Investments (Cost $28,122)					28,166

Total Investments — 138.4% (Cost $326,991)					342,071

Senior Secured Revolving Credit Facility Borrowings					(66,000)
Treasury Secured Revolving Credit Facility Borrowings					(25,000)
Other Liabilities in Excess of Other Assets					(3,852)

Net Assets					$247,219

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF AUGUST 31, 2007
(amounts in 000’s)
(UNAUDITED)

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Unless otherwise noted, security is treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At August 31, 2007, the Company had 24.1% of its total assets invested in securities treated as publicly traded partnerships. It is the Company’s intention to be treated as a RIC for tax purposes.

(c)	Fair valued and restricted security (see Notes 2 and 5).

(d)	Security is not treated as a publicly traded partnership for RIC qualification purposes.

(e)	Distributions are paid in-kind.

(f)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

(g)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED DF Investment Partners, LP and KED DF Investment GP, LLC. The Class B common units are redeemable at the option of Direct Fuels Partners, L.P. at the price of $20.00 per unit.

(h)	Warrants are non-income producing, expire on June 8, 2017 and provide the Company the right to purchase 2,500 Class A common units at a price of $20.00 per unit.

(i)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED LCP Investment Partners, LP and KED LCP Investment GP, LLC.

(j)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC. The Class B common units are redeemable at the option of Millennium Midstream Partners, LP at the price of $20.00 per unit.

(k)	Warrants are non-income producing, expire on December 28, 2016 and provide the Company the right to purchase 2,375 Class A common units at a price of $20.00 per unit.

(l)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED VP Investment Partners, LP and KED VP Investment GP, LLC.

(m)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(n)	Warrants are non-income producing and expire on November 30, 2013.

(o)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.23% as of August 31, 2007).

(p)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 200 basis points (7.36% as of August 31, 2007).

(q)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 625 basis points (11.57% as of August 31, 2007).

(r)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.23% as of August 31, 2007).

(s)	Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.36% as of August 31, 2007).

(t)	Floating rate unsecured bridge loan facility. Security pays interest at a rate of LIBOR + 363 basis points (8.99% as of August 31, 2007).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF AUGUST 31, 2007
(amounts in 000’s, except per unit amounts)
(UNAUDITED)

(u)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (11.37% as of August 31, 2007).

(v)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 900 basis points (14.36% as of August 31, 2007).

(w)	Floating rate senior unsecured second lien term loan facility. Security pays interest at a rate of LIBOR + 450 basis points (9.82% as of August 31, 2007).

(x)	Fixed rate subordinated convertible note. Security is convertible into 350,000 common units at a conversion price of $20.00 per common unit.

(y)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 550 basis points (10.86% as of August 31, 2007).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	No. of
	Shares/Units/
Description:	Warrants	Value

Long-Term Investments — 44.0%
Equity Investments(a) — 26.4%
Publicly Traded MLP and MLP Affiliate — 26.0%
Atlas Pipeline Partners, L.P.	40	$1,934
BreitBurn Energy Partners L.P.(b)	12	259
Calumet Specialty Products Partners, L.P.	113	4,294
Crosstex Energy, L.P.	9	349
DCP Midstream Partners, LP	64	2,141
Enbridge Energy Management, L.L.C.(c)(d)	34	1,663
Enbridge Energy Partners L.P.	30	1,494
Energy Transfer Equity, L.P.	220	6,389
Energy Transfer Partners, L.P.	3	175
Enterprise Products Partners L.P.	195	5,502
Global Partners LP	82	1,935
Hiland Holdings GP, LP(b)	21	508
Hiland Partners, LP	30	1,603
Inergy, L.P.	27	794
Kinder Morgan Management, LLC(c)(d)	212	9,746
Magellan Midstream Partners, L.P.	30	1,161
MarkWest Energy Partners, L.P.	64	3,639
MarkWest Hydrocarbon, Inc.(c)	14	584
Martin Midstream Partners L.P.	45	1,396
Natural Resources Partners L.P.	4	220
Natural Resources Partners L.P. — Subordinated Units	8	439
ONEOK Partners, L.P.	84	5,101
Plains All American Pipeline, L.P.	51	2,596
Regency Energy Partners LP	17	469
TC PipeLines, LP	18	587
Teekay LNG Partners L.P.	47	1,490
TEPPCO Partners, L.P.	42	1,646
Universal Compression Partners, L.P.(b)	68	1,681
Valero L.P.	16	867
Williams Partners L.P.	60	2,321

		62,983

Other Equity — 0.4%
Trident Resources Corp. — Warrants(e)	167	917

Total Equity Investments (Cost $57,585)		63,900

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	Interest		Maturity	Principal
Description:	Rate		Date	Amount	Value

Fixed Income Investments — 17.6%
United States — 11.1%
Midstream — 6.2%
SemGroup, L.P.	8.75%		11/15/15	$7,500	$7,575
Targa Resources, Inc.		(f)	10/31/12	486	488
Targa Resources, Inc.		(g)	10/31/12	2,004	2,012
Targa Resources, Inc.		(h)	10/31/07	4,843	4,849

					14,924

Upstream — 4.9%
CDX Funding, LLC		(i)	3/31/13	6,300	6,355
Coldren Resources, Inc.		(j)	7/14/11	416	419
Coldren Resources, Inc.		(k)	7/14/11	2,584	2,603
SandRidge Energy Inc.		(l)	11/20/07	2,500	2,506

					11,883

Total United States — (Cost $26,794)					26,807

Canada — 6.5%
Upstream — 6.5%
Trident Exploration Corp.		(m)	4/26/11	5,500	5,638
Trident Resources Corp.		(n)	11/22/11	10,000	10,200

Total Canada — (Cost $14,401)					15,838

Total Fixed Income Investments (Cost $41,195)					42,645

Total Long-Term Investments (Cost $98,780)					106,545

Short-Term Investments — 55.9%
Repurchase Agreement — 55.9%
Bear, Stearns & Co. Inc. (Agreement dated 11/30/06 to be repurchased at $135,154), collateralized by $139,055 in U.S. Treasury Strips (Cost $135,134)	5.27		12/01/06		135,134

Total Investments — 99.9% (Cost $233,914)					241,679

Other Assets in Excess of Total Liabilities					235

Net Assets					$241,914

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	August 31,
	2007	November 30,
	(Unaudited)	2006

ASSETS
Long-term investments, at fair value (Cost — $298,869 and $98,780, respectively)	$313,905	$106,545
U.S. Treasury Bills, at fair value (Cost — $25,376 and zero, respectively)	25,420	—
Repurchase agreements (Cost — $2,746 and $135,134, respectively)	2,746	135,134

Total investments (Cost — $326,991 and $233,914, respectively)	342,071	241,679
Deposits with brokers	119	101
Receivable for securities sold	50	567
Interest, dividends and distributions receivable	1,937	931
Receivable for offering costs	—	200
Debt issuance costs	1,249	—
Prepaid expenses and other assets	16	126

Total Assets	345,442	243,604

LIABILITIES
Senior secured revolving credit facility	66,000	—
Treasury secured revolving credit facility	25,000	—
Payable for securities purchased	4,574	—
Investment management fee payable, net of fee waivers	894	571
Accrued directors’ fees and expenses	75	63
Deferred tax liability	569	—
Accrued expenses and other liabilities	1,111	1,056

Total Liabilities	98,223	1,690

NET ASSETS	$247,219	$241,914

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at August 31, 2007 and November 30, 2006; 10,027,585 and 10,000,060 shares issued and outstanding at August 31, 2007 and November 30, 2006, respectively)	$10	$10
Paid-in capital	233,970	233,216
Undistributed net investment income	—	864
Accumulated (distributions in excess of) net realized gains on investments	(942)	59
Net unrealized gains on investments	14,181	7,765

NET ASSETS	$247,219	$241,914

NET ASSET VALUE PER SHARE	$24.65	$24.19

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007
(amounts in 000’s)
(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	August 31, 2007	August 31, 2007

INVESTMENT INCOME
Income
Dividends and distributions	$2,436	$5,151
Return of capital	(2,187)	(4,625)

Net dividends and distributions	249	526

Interest	2,574	8,092

Total investment income	2,823	8,618

Expenses
Base investment management fees	1,251	3,428
Incentive investment management fees	(409)	—
Professional fees	299	707
Directors’ fees	73	210
Administration fees	59	173
Insurance	39	117
Custodian fees	21	53
Other expenses	126	295

Total Expenses — Before Base Investment Management Fee Waivers and Interest Expense	1,459	4,983
Base investment management fee waivers	(351)	(973)
Interest expense	944	944

Total Expenses	2,052	4,954

Net Investment Income — Before Income Taxes	771	3,664
Deferred income tax benefit	233	331

Net Investment Income	1,004	3,995

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains
Investments	400	3,544
Net Change in Unrealized Gains (Losses)
Investments	(5,596)	7,316
Deferred income tax expense	(550)	(900)

Net Change in Unrealized Gains (Losses)	(6,146)	6,416

Net Realized and Unrealized Gains (Losses)	(5,746)	9,960

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,742)	$13,955

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

			Period Ended
	Nine Months		September 21,
	Ended		2006* through
	August 31, 2007		November 30,
	(Unaudited)		2006

OPERATIONS
Net investment income	$3,995		$864
Net realized gains	3,544		59
Net change in unrealized gains	6,416		7,765

Net Increase in Net Assets Resulting from Operations	13,955		8,688

DIVIDENDS AND DISTRIBUTIONS
Dividends	(8,462	)(1)	—
Distributions — return of capital	(942	)(1)	—

Dividends and Distributions	(9,404)		—

CAPITAL STOCK TRANSACTIONS
Proceeds from initial public offering of 10,000,000 shares of common stock	—		250,000
Issuance of 27,525 shares of common stock from reinvestment of dividends	721		—
Underwriting discount and offering expenses	33		(16,775)

Net Increase in Net Assets from Capital Stock Transactions	754		233,225

Total Increase in Net Assets	5,305		241,913

NET ASSETS
Beginning of period	241,914		1

End of period	$247,219		$241,914	(2)

*	Commencement of operations

(1)	This is a current estimate of the characterization of a portion of the total dividends paid to common stockholders for the nine months ended August 31, 2007 as either a dividend (ordinary income) or distribution (return of capital). This estimate is based on the Company’s operating results during the period. The actual characterization of the common stock dividends made during the current year will not be determinable until after the end of the calendar year when the Company can determine earnings and profits and, therefore, it may differ from the preliminary estimates.

(2)	Includes undistributed net investment income of $864 as of November 30, 2006.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2007
(amounts in 000’s)
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$13,955
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(274,292)
Proceeds from sale of investments	48,101
Sale of short-term investments, net	132,388
Realized gains on investments	(3,544)
Return of capital distributions	4,625
Unrealized gains on investments	(7,316)
Increase in deferred tax liability	569
Accretion of bond discount	(354)
Increase in deposits with brokers	(18)
Decrease in receivable for securities sold	517
Increase in interest, dividend and distributions receivables	(1,006)
Decrease in receivable for offering costs	200
Increase in debt issuance costs	(1,249)
Decrease in prepaid expenses and other assets	110
Increase in payable for securities purchased	4,574
Increase in investment management fee payable	323
Increase in accrued directors’ fees and expenses	12
Increase in accrued expenses and other liabilities	55

Net Cash Used in Operating Activities	(82,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from senior secured revolving credit facility	66,000
Borrowings from treasury secured revolving credit facility	25,000
Underwriting discount and offering expenses	33
Cash distributions to shareholders	(8,683)

Net Cash Provided by Financing Activities	82,350

NET CHANGE IN CASH	—
CASH — BEGINNING OF PERIOD	—

CASH — END OF PERIOD	$—

Supplemental disclosure of cash flow information:

Non-cash financing activities not included herein consist of reinvestment of distributions pursuant to the Company’s dividend reinvestment plan of $721.

During the nine months ended August 31, 2007, state and franchise taxes paid were $1 and interest paid was $486.

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

The Company forms subsidiary limited partnerships (which have elected to be treated as taxable entities) and limited liability companies to make and hold certain of its private portfolio investments. These portfolio investments are consolidated in the Company’s schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets.

The Company will typically own 98% of its subsidiary limited partnerships directly and own the remaining 2% through a wholly owned limited liability company. The Company allocates a portion of its expenses to its limited partnerships based on the relative size of the portfolio investments held by the limited partnership. These expenses and any income tax benefit/expense related to the Company’s subsidiaries are consolidated in the Company’s

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets.

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

The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations will be determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors of the Company, the following valuation process, approved by the board of directors, will be used for such securities:

•	Investment Team Valuation. The applicable investments will initially be valued by the investment adviser’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions will be documented and discussed with senior management of KA Fund Advisors, LLC (“KAFA”), the Company’s investment adviser. Such valuations will be submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis, and until determinations of the Valuation Committee are made with respect to such valuations, they will stand for intervening periods of time unless a senior officer of KAFA determines that adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee shall meet each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. Between meetings of the Valuation Committee, a senior officer of KAFA is authorized to make valuation determinations. The Valuation Committee’s valuation determinations will be subject to ratification by the board at its next regular meeting.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors will review the valuation methodologies and calculations employed for these securities. Currently, the independent third-party valuation firm is Duff & Phelps, LLC. Duff &Phelps, LLC, an independent valuation firm, provided third-party valuation consulting services to the board of directors which consisted of certain limited procedures that the Company identified and requested them to perform. For the quarter ended August 31, 2007, the Company asked Duff & Phelps LLC to perform the limited procedures on investments in eight portfolio companies comprising approximately 54.1% of the total investments at fair value as of August 31, 2007. Upon completion of the limited procedures, Duff & Phelps LLC concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

•	Board of Directors Determination. The board of directors will consider the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The limited procedures performed by Duff & Phelps LLC are supplementary to the inquiries of the board of directors in reviewing and determining in good faith the fair value of the applicable portfolio securities.

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

Determination of fair values can involve subjective judgments and estimates. Accordingly, the notes to the financial statements hereby refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements.

At August 31, 2007, the Company held 74.8% of its net assets applicable to common stockholders (53.5% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

aggregate fair value of these securities at August 31, 2007 was $184,985. At November 30, 2006, the Company did not hold any securities that were fair valued pursuant to the procedures adopted by the board of directors.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. As of August 31, 2007, the Company does not believe the adoption of SFAS No. 157 will impact the financial statement amounts; however, additional disclosures may be required about the inputs used to develop the measurements and the effect of certain of the measurements on changes in net assets for the period.

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

At August 31, 2007, there were no open short sales.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

realized a gain or loss. If a put option is exercised, the premium reduces the cost basis of the securities purchased by the Company. As the writer of an option, the Company bears the market risk of an unfavorable change in the price of the security underlying the written option.

During the three and nine months ended August 31, 2007, the Company did not enter into written option transactions.

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

J. Investment Income and Return of Capital Estimates — Distributions received from the Company’s investments in master limited partnerships (“MLP”) generally are comprised of income and return of capital. For the three and nine months ended August 31, 2007, the Company estimated that 90% of the MLP distributions received would be treated as a return of capital. For the three and nine months ended August 31, 2007, the Company recorded as return of capital the amounts of $2,187 and $4,625, respectively, of dividends and distributions received from its investments. The return of capital resulted in an equivalent reduction in the cost basis of the associated investments. For the three months ended August 31, 2007, Net Realized Gains and Net Change in Unrealized Gains (Losses) in the accompanying Statement of Operations were increased by $37 and $2,150, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments. For the nine months ended August 31, 2007, Net Realized Gains and Net Change in Unrealized Gains (Losses) in the accompanying Statement of Operations were increased by $223 and $4,402, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on historical information available from MLPs and other industry sources. These estimates may subsequently be revised based on information received from MLPs after their tax reporting periods are concluded.

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

For the three and nine months ended August 31, 2007, the Company recorded a deferred income tax benefit of $233 and $331, respectively, and deferred income tax expense of $550 and $900, respectively, related to the investment activities of the Company’s taxable subsidiaries. Total income taxes have been computed by applying

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

the federal statutory income tax rate plus a blended state income tax rate totaling 37% to the net investment income and unrealized gains on investments before taxes of the Company’s taxable subsidiaries.

Income and capital gain distributions made by regulated investment companies often differ from the financial statement basis net investment income and net realized gains. For the Company, the principal reason for these differences is the return of capital treatment of dividends and distributions from MLPs and certain other investments. Net investment income and net realized gains for financial statement purposes may differ from taxable income for federal income tax purposes primarily due to wash sales and disallowed partnership losses from MLPs.

As of August 31, 2007 and November 30, 2006, none of the Company’s losses were disallowed as a result of wash sales for federal income tax purposes.

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

For the quarters ended February 28, 2007 and May 31, 2007, the Company paid full quarterly dividends of $0.32 per common share and $0.40 per common share totaling $7,204. The tax character of these dividends has yet to be determined, and the Company will make a final determination in the first quarter of 2008.

At August 31, 2007 and November 30, 2006, the identified cost of investments for Federal income tax purposes was $326,991 and $233,914, respectively. Gross unrealized appreciation and depreciation of investments for Federal income tax purposes were as follows:

	August 31,
	2007	November 30,
	(Unaudited)	2006

Gross unrealized appreciation of investments	$19,949	$7,919
Gross unrealized depreciation of investments	(4,869)	(154)

Net unrealized appreciation	$15,080	$7,765

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. FIN No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date. As of August 31, 2007, the Company has not evaluated the impact that will result from adopting FIN No. 48.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

N. Organizational and Offering Costs — The Company treats organizational costs as an expense. Offering costs of approximately $845 incurred in connection with the sale of shares of common stock were charged to paid-in capital when shares of the Company were issued in September 2006. During the nine months ended August 31, 2007, this amount was adjusted to $812 based on actual costs incurred.

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

On July 10, 2007, the Company and KAFA entered into an agreement where KAFA voluntarily agreed to waive the portion of the management fee and any incentive fee under the investment management agreement with respect to any investments made with proceeds from borrowings under the Treasury Secured Revolving Credit Facility (the “Treasury Facility”), which the Company established on June 4, 2007. This agreement to waive a portion of the management fee will terminate at the earlier of the termination of the Treasury Facility or the investment management agreement.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

For the three months ended August 31, 2007, the Company paid $900 in base management fees, net of $351 in fee waivers, and reversed accrued incentive Capital Gains Fees of $409 due to unrealized losses at the end of the period and accrued zero in Net Investment Income Fees. The Company does not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility.

For the nine months ended August 31, 2007, the Company paid $2,455 in base management fees, net of $973 in fee waivers and accrued incentive Capital Gains Fees of zero. This includes the third quarter reversal of accrued incentive Capital Gains Fees, due to unrealized losses at the end of the quarter. The Company does not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility.

B. Portfolio Companies — From time to time, the Company may “control” or may be an “affiliate” of one or more portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The Company had the following portfolio investments at August 31, 2007, among others, for which the Company assessed its ability to “control,” or its status as an “affiliate” of, such portfolio companies, as each term is defined under the 1940 Act. As further described in the following paragraphs, the Company believes that it does not “control” and is not an “affiliate” of any of the following portfolio companies.

Millennium Midstream Partners, LP — At August 31, 2007, the Company held approximately 39% of the partnership interest of Millennium Midstream Partners, LP (“Millennium”). One of the Company’s Vice Presidents serves as a director on the board of the general partner for Millennium. The Company believes that it does not “control” and is not an “affiliate” of Millennium, each as defined in the 1940 Act. In this regard, the Company believes that the securities of Millennium should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Millennium.

VantaCore Partners LP — At August 31, 2007, the Company held approximately 5% of the partnership interest of VantaCore Partners LP (“VantaCore”). One of the Company’s Vice Presidents serves as a director on the board of the general partner for VantaCore. The Company believes that it does not “control” and is not an “affiliate” of VantaCore, each as defined in the 1940 Act. In this regard, the Company believes that the securities of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of VantaCore.

Direct Fuels Partners, L.P. — At August 31, 2007, the Company held approximately 38% of the partnership interest of Direct Fuels Partners, L.P. (“Direct Fuels”). The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. The Company believes that it does not “control” and is not an “affiliate” of Direct Fuels, each as defined in the 1940 Act. In this regard, the Company believes that the securities of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its President and Chief Executive Officer, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Direct Fuels.

International Resource Partners LP — At August 31, 2007, the Company held approximately 28% of the partnership interest of International Resource Partners LP (“IRI”). The Company currently does not have a member of its management team serving as a director on the board of the general partner for IRI. The Company believes that it does not “control” and is not an “affiliate” of IRI, each as defined in the 1940 Act. In this regard, the Company believes that the securities of IRI should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRI.

C. Other Affiliations — For the three and nine months ended August 31, 2007, KA Associates, Inc., an affiliate of KAFA, earned zero and less than $1 in brokerage commissions from portfolio transactions executed on behalf of the Company.

Robert V. Sinnott is member of the Company’s board of directors and a senior executive of Kayne Anderson Capital Advisors, L.P. (“KACALP”), the managing member of KAFA. Mr. Sinnott also serves as a director on the board of Plains All American GP LLC, the general partner of the general partner of Plains All American Pipeline, L.P., a publicly traded partnership. Various advisory clients of KACALP and KAFA, including the Company, own units in Plains All American Pipeline, L.P., its general partner and/or Plains All American GP LLC.

4.	INVESTMENT TRANSACTIONS

For the nine months ended August 31, 2007, the Company purchased and sold securities in the amount of $274,292 and $48,101 (including U.S. Treasury Bills, but excluding other short-term investments), respectively.

5.	RESTRICTED SECURITIES

From time to time, certain of the Company’s investments may be restricted as to resale, particularly private investments that are not registered under the Securities Act of 1933 and cannot, as a result, be offered for public sale for a non-exempt transaction without first being registered. Such restricted investments are valued in accordance with the procedures established by the board of directors and more fully described in Note 2 — Significant Accounting Policies. The table below shows the number of units, warrants or principal held, the acquisition date,

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

aggregate cost, and fair value as of August 31, 2007, value per unit or warrant of such security, percent of net assets applicable to common stockholders and percent of total assets which the security comprises.

			Number
			of Units,
			Warrants, or				Value per	Percent	Percent
		Type of	Principal($)	Acquisition		Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Date	Cost	Value	Warrant	Assets	Assets

Atlas Energy Resources, LLC	Class D Common Units	(1)(2)	91	6/29/2007	$2,256	$2,581	$28.35	1.0%	0.8%
Atlas Energy Resources, LLC	Common Units	(1)(2)	40	6/29/2007	1,014	1,154	29.00	0.5	0.3
BreitBurn Energy Partners L.P.	Common Units	(2)	73	5/24/2007	2,300	2,317	31.85	0.9	0.7
Constellation Energy Partners LLC	Class F Common Units	(1)(2)	36	7/25/2007	1,255	1,421	39.00	0.6	0.4
Constellation Energy Partners LLC	Common Units	(1)(2)	29	7/25/2007	1,015	1,144	39.69	0.5	0.3
Direct Fuels Partners, L.P.	Class B Common Units	(3)	2,500	6/11/2007	45,229	45,908	18.36	18.6	13.3
Direct Fuels Partners, L.P.	Class A Warrants	(3)	2,500	6/11/2007	4,700	4,275	1.71	1.7	1.2
International Resource Partners LP	Class A Common Units	(3)	1,500	6/12/2007	29,820	30,000	20.00	12.1	8.7
Millennium Midstream Partners, LP	Class B Common Units	(3)	2,375	12/28/2006	41,851	43,397	18.27	17.6	12.6
Millennium Midstream Partners, LP	Class A Warrants	(3)	2,375	12/28/2006	3,919	3,040	1.28	1.2	0.9
ProPetro Services, Inc.	Warrants	(3)	2,905	2/15/2007	2,469	853	0.29	0.4	0.2
ProPetro Services, Inc.	(4)	(3)	$35,000	2/15/2007	32,007	32,531	n/a	13.2	9.4
VantaCore Partners LP	Common Units	(1)(3)	91	5/22/2007	1,816	1,833	20.09	0.7	0.5
VantaCore Partners LP	(5)	(3)	$7,000	5/22/2007	7,031	7,031	n/a	2.8	2.0
VantaCore Partners LP	(6)	(3)	$7,500	5/22/2007	7,500	7,500	n/a	3.0	2.2

					$184,182	$184,985		74.8%	53.5%

(1)	Security subject to lock-up agreement.

(2)	Public security that is unregistered.

(3)	Private security.

(4)	Floating rate senior secured second lien term loan facility maturing on February 15, 2013.

(5)	Fixed rate subordinated 9% convertible note maturing on May 21, 2027.

(6)	Floating rate senior secured second lien term loan facility maturing on May 21, 2014.

6.	SENIOR SECURED AND TREASURY SECURED REVOLVING CREDIT FACILITIES

On June 4, 2007, the Company established two credit facilities, each with a three-year term (with a stated maturity of June 4, 2010), totaling $200,000. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has initial availability of $100,000 with the ability to increase availability to $250,000. Interest on the Investment Facility will be charged at the London Interbank Offered Rate (“LIBOR”) plus 125 basis points or the prime rate plus 25 basis points. The second facility, the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permits the Company to borrow up to $100,000 and invest the proceeds in U.S. government securities. Interest on the Treasury Facility will be charged at LIBOR plus 20 basis points or the prime rate.

Senior Secured Revolving Credit Facility (the “Investment Facility”) — The obligations under the Investment Facility are secured by substantially all of the Company’s assets, and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio, on a consolidated basis, of total assets (excluding collateral under the Treasury Facility) less liabilities (other than indebtedness) to aggregate indebtedness (excluding indebtedness under the Treasury Facility and non-recourse indebtedness of special purpose subsidiaries) of the Company and its subsidiaries, of not less than 2.50:1.0,

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

(b) maintaining the value of the portion of the Company’s portfolio that can be converted into cash within specified time periods and valuations at no less than 10% of the principal amount outstanding under the Investment Facility (less fully cash collateralized letters of credit) during any period when adjusted outstanding principal amounts exceed a specified threshold percentage of the Company’s adjusted borrowing base, (c) maintaining a consolidated shareholders equity at each fiscal quarter end of not less than the greater of: 40% of the consolidated total assets of the Company and its subsidiaries, and $100,000 plus 25% of the net proceeds from any sales of equity securities by the Company and its subsidiaries subsequent to the closing of the Investment Facility, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends and other specified restricted payments, (h) limitations on disposition of assets, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiaries, (k) limitations on sale and leaseback transactions, (l) limitations on specified hedging transactions, (m) limitations on changes in accounting treatment and reporting practices, (n) limitations on specified amendments to the Company’s investment management agreement during the continuance of a default, (o) limitations on the aggregate amount of unfunded commitments, and (p) limitations on establishing deposit, securities or similar accounts not subject to control agreements in favor of the lenders. The Investment Facility also contains customary representations and warranties and events of default.

As of August 31, 2007, the Company had $66,000 of borrowings under its Investment Facility at a weighted average interest rate of 7.14%. The remaining amount available for borrowing under the Investment Facility was $34,000 at August 31, 2007.

Treasury Secured Revolving Credit Facility (the “Treasury Facility”) — The obligations under the Treasury Facility are secured by U.S. government securities held in certain accounts and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio, on a consolidated basis, of total assets (excluding cash collateral) less liabilities (other than indebtedness) to aggregate indebtedness (excluding indebtedness under the Treasury Facility and non-recourse indebtedness of special purpose subsidiaries) of the Company and its subsidiaries, of not less than 2.50:1.0, (b) maintaining the value of the portion of the Company’s portfolio that can be converted into cash within specified time periods and valuations at no less than 10% of the principal amount outstanding under the Treasury Facility during any period when adjusted outstanding principal amounts exceed a specified threshold percentage of the Company’s adjusted borrowing base, (c) maintaining a consolidated shareholders equity at each fiscal quarter end of not less than the greater of: 40% of the consolidated total assets of the Company and its subsidiaries, and $100,000 plus 25% of the net proceeds from any sales of equity securities by the Company and its subsidiaries subsequent to the closing of the Treasury Facility, (d) maintaining a ratio, on a consolidated basis, of cash collateral to the aggregate principal amounts outstanding under the Treasury Facility, of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends and other specified restricted payments, (i) limitations on disposition of assets, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiaries, (l) limitations on sale and leaseback transactions, (m) limitations on specified hedging transactions, (n) limitations on changes in accounting treatment and reporting practices, (o) limitations on specified amendments to the Company’s investment management agreement during the continuance of a default, and (p) limitations on the aggregate amount of unfunded commitments. The Treasury Facility also contains customary representations and warranties and events of default.

As of August 31, 2007, the Company had $25,000 of borrowings under its Treasury Facility at a weighted average interest rate of 5.77%. The remaining amount available for borrowing under the Treasury Facility was $75,000 at August 31, 2007.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

At August 31, 2007, the Company was in compliance with all financial and operational covenants required by the Investment and Treasury Facilities.

7.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. Of the 10,027,585 shares of common stock outstanding at August 31, 2007, KAFA owned 60 shares. Transactions in common shares for the period November 30, 2006 through August 31, 2007 were as follows:

Shares outstanding at November 30, 2006	10,000,060
Shares issued through reinvestment of dividends and distributions	27,525

Shares outstanding at August 31, 2007	10,027,585

8.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended August 31, 2007 and the period ended September 21, 2006 (inception) through November 30, 2006.

	August 31,
	2007	November 30,
	(Unaudited)	2006

Per Share of Common Stock
Net asset value, beginning of period	$24.19	$23.32
Income from Operations(1)
Net investment income	0.40	0.09
Net realized and unrealized gain on investments	1.00	0.78

Total income from investment operations	1.40	0.87

Dividends and Distributions(2)
Dividends	(0.85)	—
Distributions — return of capital	(0.09)	—

Total Dividends and Distributions	(0.94)	—

Net asset value, end of period	$24.65	$24.19

Market value per share, end of period	$25.10	$22.32

Total investment return based on market value(3)	16.63%	(10.72)%

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

	August 31,
	2007		November 30,
	(Unaudited)		2006

Supplemental Data and Ratios(4)
Net assets, end of period	$247,219		$241,914
Ratio of expenses to average net assets, including investment management fee waivers and deferred income taxes, if any	2.95%		2.59%
Ratio of expenses to average net assets, excluding investment management fee waivers and deferred income taxes, if any	3.17%		3.09%
Ratio of expenses to average net assets, excluding investment management fee waivers, deferred income taxes and interest expense, if any	2.66%		3.09%
Ratio of net investment income to average net assets	2.14%		1.89%
Net increase in net assets resulting from operations to average net assets	5.60	%(5)	3.69	%(5)
Portfolio turnover rate	23.85	%(6)	5.56	%(6)
Average amount of borrowings outstanding under the Credit Facilities	$14,796	(5)	—
Average amount of borrowings outstanding per share of common stock during the period	$1.48	(5)	—

(1)	Based on average shares of common stock of 10,007,229 for the nine months ended August 31, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

(2)	The information presented in this item is a current estimate of the characterization of a portion of the total dividends paid to common stockholders for the nine months ended August 31, 2007. The estimate is based on the Company’s operating results during the period.

(3)	Not annualized. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(4)	Unless otherwise noted, ratios are annualized.

(5)	Not annualized.

(6)	Not annualized. Calculated based on the sales of long-term investments of $48,101 and $3,153, respectively, divided by the monthly average long-term investment balance of $201,686 and $56,730, respectively.

9.	SUBSEQUENT EVENTS

On September 24, 2007, the Company sold its investment in U.S. Treasury Bills and repaid the $25,000 outstanding under the Treasury Facility.

On October 4, 2007, the Company declared its quarterly dividend of $0.405 per common share for the period June 1, 2007 through August 31, 2007. The dividend will be payable on October 26, 2007 to shareholders of record on October 19, 2007.

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

Portfolio and Investment Activity

During the three months ended August 31, 2007, we completed two additional private investments to fully invest our proceeds from our IPO in September 2006. We funded these transactions with cash from our IPO and through borrowings from our Senior Secured Revolving Credit Facility, which we established in June 2007 with $100 million of availability.

On June 8, 2007, we completed the formation of Direct Fuels Partners, L.P. (“Direct Fuels”) to acquire the assets of Insight Equity Acquisition Partners, LP and it affiliates, which consists of primarily of specialty refining, storage and distribution assets based in North Texas. In conjunction with the formation of Direct Fuels, we made a $50 million equity investment and received 2,500,000 Class B common units, which represents a 38% limited partnership interest; 2,500,000 Class A common warrants, and 200 incentive distribution rights.

On June 12, 2007, we announced the formation of International Resource Partners LP (“IRI”), a private limited partnership. IRI was formed to acquire International Resources, LLC, the Central Appalachian coal subsidiary of International Industries, Inc. that mines, washes, prepares and markets coal in West Virginia. In conjunction with the formation of IRI, we made a $30 million equity investment and received 1,500,000 Class A common units, which represents a 28% limited partnership interest, and 10 incentive distribution rights.

Our investments as of August 31, 2007 were comprised of equity securities of $225.3 million and fixed income investments of $88.6 million. Included in the equity securities were $8.2 million of warrants. All of our fixed income investments were in private Energy Companies.

Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of August 31, 2007, 72% or $63.9 million of our interest-bearing portfolio was comprised of floating rate debt and 28% or $24.7 million was comprised of fixed rate debt.

Our Top Ten Portfolio Investments as of August 31, 2007

Listed below are our top ten portfolio investments as of August 31, 2007 represented as a percentage of our total assets, totaling $345.4 million as of this date.

					Percent
		Public/		Amount	of Total
	Investment	Private	Sector	($ in millions)	Assets

1.	Direct Fuels Partners, L.P.(1)	Private	Midstream — Specialty Products and Distribution	$50.2	14.5%
2.	Millennium Midstream Partners, LP(2)	Private	Midstream — Gas Gathering and Processing	46.4	13.4
3.	ProPetro Services, Inc.(3)	Private	Oilfield Services	33.4	9.7
4.	International Resource Partners LP(4)	Private	Coal	30.0	8.7
5.	VantaCore Partners LP(5)	Private	Aggregates, Mining and Other	16.4	4.7
6.	Targa Resources, Inc.	Private	Midstream	8.7	2.5
7.	SemGroup, L.P.	Private	Midstream	8.7	2.5
8.	Kinder Morgan Management, LLC	Public	Midstream	8.2	2.4
9.	Enterprise Products Partners L.P.	Public	Midstream	6.4	1.9
10.	Plains All American Pipeline, L.P.	Public	Midstream	5.9	1.7

	TOTAL			$214.3	62.0%

(1)	Our investment in Direct Fuels Partners, L.P. (“Direct Fuels”) includes 2,500,000 Class B common units, which represents a 38% limited partnership interest; 2,500,000 Class A warrants and 200 incentive distribution rights.

(2)	Our investment in Millennium Midstream Partners, LP (“Millennium”) includes 2,375,000 Class B common units, which represents a 39% limited partnership interest; 2,375,000 Class A warrants and 212 incentive distribution rights.

(3)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan ($32.5 million) and 2,904,620 warrants ($0.9 million).

(4)	Our investment in International Resource Partners LP (“IRI”) includes 1,500,000 Class A common units, which represents a 28% limited partnership interest and 10 incentive distribution rights.

(5)	Our investment in VantaCore Partners LP includes a senior secured second lien term loan ($7.5 million); a subordinated convertible note ($7.1 million); 91,250 common units ($1.8 million), which represents a 5% limited partnership interest, and 1,422 incentive distribution rights.

Results of Operations

Set forth below is an explanation of our results of operations for the three and nine months ended August 31, 2007.

Investment Income.  Investment income for the three and nine month periods was $2.8 million and $8.6 million and consisted primarily of interest income on fixed income investments and our short-term investments in repurchase agreements. For the three and nine months ended, we earned $2.4 million and $5.1 million of cash dividends and distributions, substantially all of which were treated as a return of capital during the three and nine month periods.

Operating Expenses.  Total operating expenses for the three and nine month periods were $2.0 million and $4.9 million, including $0.9 million and $2.4 million of base investment management fees (net of fee waivers); $0.3 million and $0.7 million for professional fees and $0.9 million and $0.9 million for interest expense for the three and nine month periods. Base investment management fees (net of fee waivers) were equal to an annual rate of 1.25% of average total assets. We do not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility.

Net Investment Income.  During the three and nine month periods, our net investment income totaled $1.0 million and $4.0 million, which consisted of $2.8 million and $8.6 million of investment income. This investment income was reduced by total operating expenses of $2.0 million and $4.9 million for the three and nine month periods. During the three and nine month periods, our net investment income was increased by deferred income tax benefits of $0.2 million and $0.3 million related to our taxable subsidiaries.

Net Realized Gains.  During the three and nine month periods, we had net realized gains from our investments of $0.4 million and $3.5 million.

Net Change in Unrealized Gains (Losses) on Investments.  During the three and nine month periods, we had net unrealized losses from our investments of $6.1 million and net unrealized gains from our investments of $6.4 million, which are net of deferred tax expense of $0.5 million and $0.9 million related to the investment activities on our taxable subsidiaries for the three and nine months ended August 31, 2007.

Net Increase (Decrease) in Net Assets Resulting from Operations.  Our net decrease in net assets resulting from operations for the three month period was $4.7 million, and our net increase in net assets resulting from operations for the nine month period was $14.0 million. These changes are composed primarily of the net unrealized losses of $6.1 million and net unrealized gains of $6.4 million; net investment income of $1.0 million and $4.0 million and net realized gains of $0.4 million and $3.5 million as noted above.

Liquidity and Capital Resources

As of August 31, 2007, we had approximately $2.7 million invested in short-term repurchase agreements. As of October 9, 2007, we had approximately $7.9 million in repurchase agreements.

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

The obligations under the Treasury Facility are secured by U.S. government securities held in certain accounts and are guaranteed, generally, by our existing and future subsidiaries. The Treasury Facility contains affirmative and reporting covenants, certain financial ratio and restrictive covenants, representations and warrantees and events of default that are substantially similar to those contained in the Investment Facility.

The facilities will allow us to supplement our equity capital to continue to make portfolio investments with enhanced flexibility regarding the size of these investments. We expect to continue to invest proceeds from this additional leverage. We have entered into an agreement with KAFA where the portion of the management fee and any incentive fee with respect to any investments made with proceeds from borrowings under the Treasury Facility will be waived.

As of August 31, 2007, we had $66 million of borrowings under our Investment Facility at a weighted average interest rate of 7.14% and $25 million of borrowings under our Treasury Facility at an interest rate of 5.77%. As of

October 9, 2007, we had $79 million of borrowings under our Investment Facility at a weighted average interest rate of 6.9% and no borrowings under our Treasury Facility.

Contractual Obligations

We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three months ended August 31, 2007, we paid $0.9 million in base management fees, net of $0.4 million in fee waivers, and reversed accrued incentive fees of $0.4 million due to unrealized losses as of the end of the period. We do not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility.

As of August 31, 2007, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility and our Treasury Facility as of August 31, 2007 described above under “— Liquidity and Capital Resources.”

The following table summarizes our obligations as of August 31, 2007 over the following periods for the Investment and Treasury Facility.

	Payments by Period ($ in millions)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Investment Facility(1)	$66	—	$66	—	—
Treasury Facility(2)	25	—	25	—	—

(1)	At August 31, 2007, $34 million remained available for borrowing under our Investment Facility.

(2)	At August 31, 2007, $75 million remained available for borrowing under our Treasury Facility. On September 24, 2007, we repaid our $25 million outstanding.

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

On July 26, 2007, we paid our quarterly dividend of $0.40 per common share for the quarter ended March 1, 2007 to May 31, 2007 totaling $4.0 million, of which $0.4 million was reinvested for 16,829 newly issued shares of common stock pursuant to our dividend reinvestment plan.

On October 4, 2007, we declared our quarterly dividend of $0.405 per common share for the period June 1, 2007 to August 31, 2007. The dividend will be payable on October 26, 2007 to shareholders of record on October 19, 2007.

The tax character of these dividends has yet to be determined, and we will make a final determination of tax character in the first quarter of 2008.

Critical Accounting Policies

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2006 sets out a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.

Interest Rate Risk.  Interest rate risk primarily results from variable rate fixed income securities in which we invest and from borrowings under our Investment Facility and Treasury Facility. Fixed income investments in our portfolio are based on floating and fixed rates. Fixed income investments bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these fixed income instruments typically have one to six-month durations and reset at the current market interest rates. As of August 31, 2007, the fair value of our floating rate investments totaled approximately $63.9 million, or 72% of our total fixed income investments of $88.6 million. Based on sensitivity analysis of the ($67.0 million par value) floating rate fixed income investment portfolio at August 31, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended August 31, 2008 would either decrease or increase net investment income by approximately $0.7 million.

As of August 31, 2007, we had $66 million of borrowings under our Investment Facility at a weighted average interest rate of 7.14% and $25 million of borrowings under our Treasury Facility at an interest rate of 5.77%. These interest rates are based on a LIBOR, which can have a one to twelve month duration. Based on sensitivity analysis of the Investment and Treasury Facilities at August 31, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended August 31, 2008 would either decrease or increase net investment income by approximately $0.9 million.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered in this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in designing and evaluating our disclosures controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party in any material pending legal proceeding, and no such material proceedings are known by us to be contemplated by governmental authorities.

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

As an issuer that will be considered an accelerated filer for the fiscal year ended November 30, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder (“Section 404”) as of November 30, 2007. We are evaluating our internal control over financial reporting to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and report on its internal control over financial reporting, and to evaluate and disclose changes in its internal control over financial reporting quarterly. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. Through our ongoing evaluation, we may identify areas of our internal control over financial reporting requiring improvement and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we may incur additional expenses and diversion of management’s time. We cannot be certain as to the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 15, 2007, we held our 2007 Annual Meeting of Stockholders in Los Angeles, California for the purpose of considering and voting upon the election of Directors. Votes were cast as follows:

Nominee	For	Withheld

Albert L. Richey	8,745,250	51,978
Robert V. Sinnott	8,746,350	50,878

Both nominees were elected to the Board of Directors to serve for a term of three years (until the 2010 Annual Meeting of Stockholders) or until their successors have been duly elected and qualify. Keith B. Forman, Barry R. Pearl and William L. Thacker continue to serve as Directors of the Company.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement*
3.2	Amended and Restated Bylaws. *
4.1	Form of Common Stock Certificate. *
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC. *
10.2	Form of Administrative Services Agreement between Registrant and Bear Stearns Funds Management Inc. *
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company. *
10.4	Form of Dividend Reinvestment Plan. *
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company. *
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC. *
10.7	Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007. **
10.8	Treasury Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007. **
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — furnished herewith
99.1	Form of Amended Dividend Reinvestment Plan. **
99.2	Form of Fee Waiver Relating to Treasury Credit Investments between Registrant and KA Fund Advisors, LLC. **

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006 and incorporated by reference herein.
**	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725), as filed with the Securities and Exchange Commission on July 16, 2007 and incorporated by reference herein.

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

Date: October 15, 2007

By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 15, 2007