Form 10-K
period 2007-11-30
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2008-02-13
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00725

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	20-4991752 (I.R.S. Employer Identification Number)

717 Texas Avenue, Suite 3100 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code: (713) 493-2020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	New York Stock Exchange

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

Large accelerated filer ☐     Accelerated filer ☑          Non-accelerated filer ☐          Smaller reporting company ☐
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant on January 31, 2008 based on the closing price on that date of $23.41 on the New York Stock Exchange was $229,543,173. For the purposes of calculating this amount, only the Registrant’s investment adviser and all directors and executive officers of the Registrant and the Registrant’s investment adviser have been treated as affiliates. There were 10,050,446 shares of the Registrant’s common stock outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

About Our Company

Kayne Anderson Energy Development Company and its subsidiaries (“we,” “us,” and “our”) is a non-diversified, closed-end management investment company organized under the laws of the State of Maryland that has elected to be treated as a “business development company” (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). Prior to December 1, 2007, we elected to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”).

On January 22, 2008, we announced that we no longer intend to be treated as a RIC under the Code. As a result of this change, we will be taxed as a corporation for our fiscal year ended November 30, 2008 and for future fiscal years, paying federal and applicable state corporate taxes on our taxable income and capital gains. We will continue to be regulated as a BDC under the 1940 Act. See “Recent Developments” for more information.

We invest primarily in energy companies that are not publicly traded (“private”). Our primary investment objective is to generate both current income and capital appreciation primarily through debt and equity investments. We will seek to achieve this objective by investing at least 80% of our net assets together with the proceeds of any borrowings (our “total assets”) in securities of companies that derive the majority of their revenue from activities in the energy industry, which include Midstream Energy Companies, Upstream and Other Energy Companies. Midstream, Upstream and Other Energy Companies are collectively referred to herein as “Energy Companies.”

•	Midstream Energy Companies. Businesses that operated assets used to gather, transport, process, treat, terminal and store natural gas, natural gas liquids, propane, crude oil or refined petroleum products.

•	Upstream Energy Companies. Businesses engaged in the exploration, extraction and production of natural resources, including natural gas, natural gas liquids and crude oil from onshore and offshore geological reservoirs.

•	Other Energy Companies. Businesses engaged in the following:

•	The ownership, leasing, management, production, processing and sale of coal and coal reserves;

•	The marine transportation of crude oil, refined petroleum products, liquefied natural gas, as well as other energy-related natural resources using tank vessels, bulk carriers and very large gas carriers; and

•	The refining, marketing and distribution of refined energy products, such as motor gasoline and propane to retail customers and industrial end-users.

We expect that a key focus area for our investments in the energy industry will continue to be equity and debt investments in Midstream Energy Companies structured as limited partnerships. We also expect to evaluate equity and debt investments in Other Energy Companies and companies engaged in the mining of aggregates and other natural resources. We refer to these investments as our “Targeted Investments.” Under current market conditions, we expect that our Targeted Investments will generally range in size from $10 million to $60 million, although a few investments may be in excess of this range.

Our common stock began trading on the New York Stock Exchange (“NYSE”) on September 21, 2006 through our initial public offering of 10,000,000 shares of common stock at $25.00 per share. After deducting underwriting discounts and offering costs totaling $1.68 per share, our initial net asset value was $23.32 per share. As of June 30, 2007, we had fully invested all of our initial proceeds in public and private securities of Energy Companies.

As of November 30, 2007, equity and fixed income investments represented $235.5 million or 72.1% and $91.2 million or 27.9%, respectively, of our long-term investments. Included in the equity securities were $8.0 million of warrants and $5.0 million of preferred stock. All of our fixed income investments were in private Energy Companies.

Recent Developments

On January 22, 2008, we announced that we no longer intend to be treated as a RIC under the Code. As a result of this change, we will be taxed as a corporation for our fiscal year ended November 30, 2008 and for future fiscal years, paying federal and applicable state corporate taxes on our taxable income and capital gains. We will continue to be regulated as a BDC under the 1940 Act.

The opportunities to invest in private MLPs are much more abundant than had been anticipated following our IPO, with nine private MLPs raising approximately $500 million of capital in the last twelve months. We believe that private MLPs currently present an attractive investment opportunity and offer attractive risk-adjusted total returns for our shareholders. Previously, however, compliance with certain requirements necessary to qualify as a RIC (“RIC Tests”) limited our ability to invest in additional private MLPs.

RIC Tests required that 90% of our gross income come from qualified sources. Equity securities of private partnerships, however, do not generate qualified income, thus forcing the creation of taxable subsidiaries for these investments. Because such taxable subsidiaries were wholly-owned by us, these investments were not considered diversified investments for purposes of the “RIC Diversification Test,” which requires that at least 50% of total assets consist of (a) investments that each constitute less than 5% of total assets and (b) investments for which the Company has less than 10% of voting rights in each such investment. Compliance with RIC Tests would have become increasingly difficult to the extent that private MLPs in our portfolio are successful and go public, because RIC Tests limit investments in public MLPs to 25% of total assets (“25% MLP Test”).

Based on the pro forma portfolio after giving effect to the election, we expect to increase the number of investments in private MLPs and decrease our holdings in second lien debt investments. While we will no longer be constrained by the 25% MLP test, this allocation may decline over time as we have more flexibility under the RIC Diversification Test.

Our decision to no longer be treated as a RIC is retroactive to the beginning of our fiscal tax year, which began on December 1, 2007. For the quarter ended February 29, 2008, we will record a deferred tax liability for any unrealized gains at that time, and our net asset value will be reduced by any such deferred tax liability.

While we no longer intend to be treated as a RIC under the Code, we intend to maintain our status as a BDC. By electing to be treated as a BDC, we are subject to provisions of the 1940 Act, including the requirements that we must have at least 70% of assets in “eligible portfolio companies,” generally defined as private companies with a principal place of business in the United States.

On January 31, 2008, we terminated our Treasury Secured Revolving Credit Facility — (the “Treasury Facility”). All amounts of principal and interest were paid in full, and we sold $14.4 million of U.S. Treasury Bills, which were held as collateral under the Treasury Facility. See “Liquidity and Capital Resources.”

Portfolio and Investment Activity

During the twelve months ended November 30, 2007, we completed the following significant private investments, which were funded with the proceeds from our IPO and through borrowings from our Senior Secured Revolving Credit Facility.

Millennium Midstream Partners, LP — On December 28, 2006, we and other institutional investors announced the formation of Millennium Midstream Partners, LP (“Millennium”), a private limited partnership. Millennium was formed to acquire the assets of Millennium Midstream Energy, LLC and its affiliates, which operates natural gas gathering, treating and processing assets in Texas, Louisiana and the Gulf of Mexico. The gathering business consists of over 500 miles of gas gathering pipeline. In December 2007, Millennium completed the acquisition of the Wildhorse gas gathering system from Torch Energy. The acquired assets include two gathering systems totaling 100 miles of pipeline in southeastern Crockett County, Texas. In conjunction with the formation of Millennium, we made a $47.5 million equity investment in Millennium. As part of the initial investment, we received 2,375,000 Class B common units, which represent a 39% limited partnership interest, 2,375,000 Class A common warrants, and 212 incentive distribution rights (21% of the incentive distribution rights issued).

ProPetro Services, Inc. — On February 15, 2007, we invested approximately $34.3 million in a second lien term loan issued by ProPetro Services, Inc. (“ProPetro”). ProPetro provides a broad range of drilling and production related services to oil and natural gas exploration and production companies in Texas, Oklahoma, Utah and Colorado. Services offered by ProPetro assist companies to drill, develop and enhance the production of natural gas, and such services include specialty air drilling, cementing services, flow back, well control, and frac services. In conjunction with our investment in the term loan, we received 2,904,620 warrants to purchase shares in ProPetro, which represents an 8.4% fully diluted interest in ProPetro.

VantaCore Partners LP — On May 22, 2007, we announced the formation and funding of VantaCore Partners LP (“VantaCore”), a private limited partnership. VantaCore was formed to acquire competitively advantaged aggregate businesses in the domestic U.S. market. VantaCore is currently composed of an aggregate quarry and an asphalt business, which are located in Clarksville, Tennessee.

In conjunction with the formation of VantaCore, we invested approximately $16.3 million as follows: $7.5 million in a senior secured term loan; $7.0 million in a subordinated convertible note; a $1.8 million equity investment. As part of the investment, we received 91,250 common units, which represents a 5% limited partnership interest, and 1,422 incentive distribution rights (14% of the incentive distribution rights issued).

Direct Fuels Partners, L.P. — On June 8, 2007, we completed the formation of Direct Fuels Partners, L.P. (“Direct Fuels”) to acquire the assets of Insight Equity Acquisition Partners, LP and it affiliates, which consists primarily of specialty refining, storage and distribution assets based in North Texas. The specialty refining assets are dedicated to refining transportation mixture or “transmix,” the result of various fuels mixed at transition points during shipment in a refined products pipeline, into gasoline and diesel. Direct Fuels also operates a fuel distribution and terminalling business and has recently expanded its business lines to alternative fuels, including the onsite production of biodiesel and the transportation of ethanol. In conjunction with the formation of Direct Fuels, we made a $50.2 million equity investment in Direct Fuels and received 2,500,000 Class B common units, which represents a 38% limited partnership interest, 2,500,000 Class A common warrants, and 200 incentive distribution rights (20% of the incentive distribution rights issued).

International Resource Partners LP — On June 12, 2007, we announced the formation of International Resource Partners LP (“IRI”), a private limited partnership. IRI was formed to acquire International Resources, LLC, the Central Appalachian coal subsidiary of International Industries, Inc., with reserves of 29 million tons of metallurgical coal and 4.9 million tons of steam coal. In 2006, IRI produced approximately 2.1 million tons of metallurgical and steam coal from its surface and underground miles in West Virginia and sold approximately 5.0 million tons of coal to domestic and international customers. IRI also owns Hampden Coal, a coal washing and coal preparation plant; three rail loading facilities, and Logan and Kanawha, a coal sales and marketing company. In conjunction with the formation of IRI, we made a $30.0 million equity investment in IRI and received 1,500,000 Class A common units, which represents a 28% limited partnership interest, and 10 incentive distribution rights (10% of the incentive distribution rights issued).

Quest Midstream Partners, L.P. — On October 30, 2007, we invested approximately $7.0 million in Quest Midstream Partners, L.P. (“Quest”), a private limited partnership. Quest, which is a subsidiary of Quest Resource Corporation, owns a gas gathering system that includes 1,800 miles in the Cherokee Basin of Kansas and Oklahoma. This gas gathering system handles all of the natural gas produced by Quest Resource Corporation and also has capacity for natural gas produced by other companies. As a result of its acquisition during 2007 of certain assets from Enbridge Midcoast Energy, L.P., Quest also owns 1,100 miles of interstate gas transmission pipeline in the Wichita and Kansas City area. In conjunction with our investment, we received 350,000 common units, which represents a 2.5% limited partnership interest.

Our Top Ten Portfolio Investments as of November 30, 2007

Listed below are our top ten portfolio investments as of November 30, 2007, represented as a percentage of our total assets(1).

					Percent
		Public/		Amount	of Total
	Investment	Private	Sector	($ in millions)	Assets

1.	Direct Fuels Partners, L.P.(2)	Private	Midstream — Specialty Products and Distribution	$51.3	14.4%
2.	Millennium Midstream Partners, LP(3)	Private	Midstream — Gas Gathering and Processing	47.5	13.4
3.	ProPetro Services, Inc.(4)	Private	Oilfield Services	34.4	9.7
4.	International Resource Partners LP(5)	Private	Coal	30.0	8.4
5.	VantaCore Partners LP(6)	Private	Aggregates and Mining	16.8	4.7
6.	Targa Resources, Inc.	Private	Midstream	9.1	2.6
7.	SemGroup, L.P.	Private	Midstream	8.6	2.4
8.	Quest Midstream Partners, L.P.(7)	Private	Midstream	7.0	2.0
9.	Enterprise Products Partners L.P.	Public	Midstream	6.9	1.9
10.	SandRidge Energy Inc.(8)	Private	Upstream	5.7	1.6

	TOTAL			$217.3	61.1%

(1)	Total assets were $355.4 million as of November 30, 2007.

(2)	Our investment in Direct Fuels Partners, L.P. includes 2,500,000 Class B common units, which represents a 38% limited partnership interest, 2,500,000 Class A warrants and 200 incentive distribution rights.

(3)	Our investment in Millennium Midstream Partners, LP includes 2,375,000 Class B common units, which represents a 39% limited partnership interest, 2,375,000 Class A warrants and 212 incentive distribution rights.

(4)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan ($34.3 million) and 2,904,620 warrants ($0.1 million).

(5)	Our investment in International Resource Partners LP includes 1,500,000 Class A common units, which represents a 28% limited partnership interest and 10 incentive distribution rights.

(6)	Our investment in VantaCore Partners LP includes a senior secured second lien term loan ($7.5 million), a subordinated convertible note ($7.4 million), 91,250 common units ($1.9 million), which represents a 5% limited partnership interest, and 1,422 incentive distribution rights.

(7)	Our investment in Quest Midstream Partners, L.P. includes 350,000 common units, which represents a 2.5% limited partnership interest.

(8)	Floating rate unsecured bridge loan facility.

About Our Investment Adviser

KA Fund Advisors, LLC (“KAFA”), a subsidiary of Kayne Anderson Capital Advisors, L.P., (“KACALP”) and together with KAFA (“Kayne Anderson”), externally manages and advises us pursuant to our investment management agreement. KAFA is registered as an investment adviser under the Investment Advisers Act of 1940. Kayne Anderson is a leading investor in both public and private energy companies. At November 30, 2007, Kayne Anderson managed approximately $9.0 billion, including $7.7 billion in securities of energy companies.

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

Our portfolio is managed by two of KAFA’s Senior Managing Directors, Kevin S. McCarthy, our Chief Executive Officer who focuses on private investments, and J. C. Frey, who focuses on investments in publicly traded securities of MLPs and other Energy Companies. Messrs. McCarthy and Frey draw on the research and analytical support of David LaBonte, a Senior Managing Director of KACALP; James C. Baker, a Senior Managing Director of KAFA; Richard Kayne, KACALP’s Chief Executive Officer; and Robert V. Sinnott, one of our directors and KACALP’s President and Chief Investment Officer. Mr. Sinnott has been principally responsible for executing Kayne Anderson’s energy industry investments in general, and Messrs. Kayne and Sinnott have approximately 70 years of combined investment experience.

About the Characteristics of Energy Companies in Which We Invest

We believe that we have a competitive advantage through our relationship with KAFA, whose market knowledge, experience and industry relationships contribute to our ability to seek investments in public and private companies that possess the following characteristics to create an attractive investment portfolio.

•	Stable Cash Flows. Specifically, our investments in Midstream Energy Companies generate stable cash flows, as companies in this sector have a substantial portion of their assets in fee-based businesses with limited commodity price risk and exposure. Our investments in Upstream Energy Companies focus on lower-risk assets such as exploitation and development opportunities and assets with long-lived production.

•	Consistent and Predictable Demand. We believe that Upstream Energy Companies will continue to produce oil and gas at the maximum practicable rate for their oil and gas wells and that production will be relatively predictable. Midstream Energy Companies will continue to benefit from related increases in demand for gathering, processing and transporting products.

•	Increased Cash Flows for Internal Growth. Midstream Energy Companies generate revenues based in part on the volumes of products handed or transported, and volume increases have a significant impact on earnings and cash flow growth, since midstream assets generally have a high percentage of fixed costs and low percentage of variable costs.

•	Substantial Growth for New Projects. Increased drilling activity in basins that were previously thought to be uneconomic in a lower commodity price environment is a result of the substantial increase in oil and gas prices over the past two years. This increased activity has created the need for additional midstream infrastructure to move new production to market, and many of our investments include expansion of existing infrastructure or investments in new projects to meet these production needs.

•	Limited Commodity Price Risk. Our investments have limited direct and indirect commodity price risk. Some of our investments may have more substantial commodity price risk, but these companies use appropriate financial risk management products, such as commodity swaps, to mitigate exposure to commodity price fluctuations.

•	Proven Management Teams. Our investments are in companies with management teams that have a proven track record of success, but who have limited access to capital markets or who seek to raise capital through private sources. In general, these management teams will often have substantial knowledge and focus in a particular geographic area or with respect to certain types of assets.

On-Going Relationships with and Monitoring of Portfolio Companies

We closely monitor each investment we make, and for many of our private investments, we maintain regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting from these private investments. In addition, our senior management investment personnel may often hold board seats for the private companies in which we invest. In addition to covenants and other contractual rights, following our investment, we seek to exert significant influence on our private investments through board participation, when appropriate, and by actively working with management on strategic initiatives.

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

Operating and Regulatory Structure

We are a BDC under the 1940 Act and, since inception through our most recently completed fiscal year, have elected to be treated as a RIC under Subchapter M of the Code. On January 22, 2008, we announced that we no longer intend to be treated as a RIC under the Code. As a result of this change, we will be taxed as a corporation for our fiscal year ended November 30, 2008 and for future fiscal years, paying federal and applicable state corporate taxes on our taxable income and capital gains. We will continue to be regulated as a BDC under the 1940 Act.

As a BDC, we will generally be prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. The Securities and Exchange Commission (“SEC”) adopted rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies whose securities are not listed on a national securities exchange. The rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. These rules became effective November 30, 2006. We are also no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities. In addition to the adoption of the rules described above, the SEC also reproposed for comment a rule that would include as eligible portfolio companies certain public companies that have listed their securities on a national securities exchange, as long as their public float and/or market capitalization are below a specified level. We will continue to monitor closely any developments with respect to the definition of eligible portfolio company, and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rules as well as any other regulatory, legislative, administrative or judicial actions in this area.

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

Codes of Ethics

We have adopted a supplemental antifraud code of ethics which applies to, among others, our principal and senior financial officers, including our principal executive officer and principal financial officer. Our supplemental antifraud code of ethics was filed with the SEC on February 16, 2007 as Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended November 30, 2006 and can be accessed via the SEC’s Internet site at http://www.sec.gov. The Company will disclose any amendments to or waivers of required provisions of this code on Form 8-K.

We have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes personal trading procedures for employees designated as access persons. Access persons may engage in personal securities transactions, including transactions involving securities that are currently held by us or, in limited circumstances, that are being considered for purchase or sale by us, subject to certain general restrictions and procedures set forth in our code of ethics. Our code of ethics is filed as Exhibit 99.2(R)(1) to pre-effective Amendment No. 5 to our Registration Statement on Form N-2, filed with the SEC on September 18, 2006 and can be accessed via the SEC’s Internet site at http://www.sec.gov.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Act”) imposes a wide variety of regulatory requirements for publicly-held companies and their insiders. Under the Act, we are required to review our policies and procedures to determine whether we comply with the provisions of the Act. We will continue to monitor our compliance with all future regulations that are adopted under the Act and will take actions necessary to ensure that we are in compliance therewith.

As of November 30, 2007, we are an accelerated filer. As an accelerated filer for the fiscal year ended November 30, 2007, we were required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934 (the “1934 Act”) and have included this report in Item 9A of this Annual Report on Form 10-K.

Available Information

The Internet address for our website is http://www.kaynefunds.com. We make, and will make in the future, available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information will be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information filed by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

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

•	Our future operating results;

•	Our business prospects and the prospects of our portfolio companies and their ability to achieve their objectives;

•	Our ability to make investments consistent with our investment objective;

•	The impact of investments that we hold or expect to make;

•	Our contractual arrangements and relationships with third parties;

•	The dependence of our future success on the general economy and its impact on the energy industry;

•	Our debt and equity financings and investments;

•	The adequacy of our cash resources and working capital; and

•	The timing of cash flows, if any, from the operations of our portfolio companies.

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

Risks Related to Our Business and Structure

We are a relatively new company with a limited operating history.

We were incorporated in May 2006, completed our initial public offering in September 2006 and have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

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

Our investment adviser’s senior professionals have limited experience managing a BDC, and we cannot assure you that their past experience will be sufficient to manage our company as a BDC.

The 1940 Act imposes numerous complex constraints on the operations of business development companies. In order to maintain our status as a BDC, the 1940 Act prohibits us from acquiring any assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets are qualifying assets. We refer to this requirement as the “70% Test.” Qualifying assets generally may include securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing one year or less from the time of investment. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or could force us to pay unexpected penalties, which could be material. The lack of experience of our investment adviser’s senior professionals in managing a portfolio of assets under such regulatory constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Our ability to grow further will depend on our ability to raise capital.

We will have a continuing need for capital to finance our investments. We have raised some additional capital from borrowing, but we may have continuing needs for more capital. We may finance additional capital in part through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings (collectively, “Leverage Instruments”). We may not be able to obtain such additional financing on terms that we find acceptable, if at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. The unavailability of funds from capital markets, commercial banks or other sources on favorable terms could inhibit the growth of our business and have a material adverse effect on our performance.

Any declines in the value of our investments may affect our level of leverage.

The amount of our leverage is normally limited by the terms of our loans (such as through the determination of a “borrowing base”) and by the 1940 Act with respect to loans and other Leverage Instruments. Declines in the value of our investments will typically have the effect of increasing our existing leverage as a percent of our total assets. Declines in the value of our investments, however, also reduce the amount of our maximum permitted leverage, and may force us to reduce our existing leverage or prevent us from incurring further leverage.

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

A large number of entities compete with us to make the types of investments that we intend to make. We compete with other business development companies, public funds, private funds, including private equity and hedge funds, commercial and investment banks, and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures that we face will not have a material adverse effect on our business, financial condition, results of operations and prospects. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

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

Conflicts of interest may arise because senior professionals of our investment adviser carry on substantial investment activities for other clients. Senior professionals of our investment adviser may have financial incentives to favor certain of such clients over us. Any of their other customer accounts may compete with us for specific investment opportunities.

Senior professionals of our investment adviser provide advisory services to other investment vehicles that may have common investment objectives with ours, and may face conflicts of interest in allocating investments.

KAFA serves as the investment adviser to Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc., which are two closed-end management investment companies registered under the 1940 Act, and KACALP serves as adviser for other private investment funds (“Affiliated Funds”). We refer to KACALP and KAFA together as “Kayne Anderson.” Some of the Affiliated Funds have investment objectives that are similar to or overlap with ours. KAFA is operated by senior professionals of KACALP. These senior professionals may at some time in the future, manage other investment funds with the same investment objective as ours. Kayne Anderson may buy or sell securities for us which differ from securities which they may cause to be bought or sold for their other accounts and customers, even though their investment objectives and policies may be similar to ours.

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

Our investment opportunities may be limited by investment opportunities in Energy Companies that Kayne Anderson is evaluating for the Affiliated Funds. To the extent a potential investment is appropriate for us and one or more Affiliated Funds, Kayne Anderson will need to fairly allocate that investment to us or an Affiliated Fund, or both, depending on its allocation procedures and applicable law related to combined or joint transactions. There may occur an attractive investment opportunity suitable for us in which we cannot invest under the particular allocation method being used for that investment.

Additionally, to the extent that Kayne Anderson sources and structures private investments in Energy Companies, certain employees of Kayne Anderson may become aware of actions planned by publicly traded Energy Companies, such as acquisitions, that are not yet announced to the public. It is possible that we could be precluded from investing in a publicly traded Energy Company about which Kayne Anderson has material non-public information; however, it is Kayne Anderson’s intention to ensure that any material non-public information available to certain Kayne Anderson employees not be shared with those employees of our investment adviser responsible for the purchase and sale of publicly traded Energy Company securities on our behalf.

There may be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments consists of securities of private companies. The fair value of these securities may not be readily determinable. We will value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our investment adviser, a third party independent valuation firm and our valuation committee. Valuations of portfolio holdings are determined only quarterly and may change significantly before the next valuation date and without any public announcement by us. We may also be required to value any publicly traded securities at fair value as determined in good faith by our board of directors to the extent necessary to reflect significant events affecting the value of those securities. Our board of directors utilizes the services of an independent valuation firm to review the fair value of any securities prepared by our investment adviser. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business may benefit from raising additional capital. We may acquire additional capital through the issuance of Leverage Instruments and additional common stock. We are only permitted to issue Leverage Instruments up to the maximum amount permitted by the 1940 Act. We generally will not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at prices below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our company and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any underwriting commission or discount).

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

Our current use of Leverage Instruments and any additional such use will expose you to additional risks, including the risk that our use of leverage can magnify the effect of any losses we incur.

We seek to enhance our total returns through the use of leverage through Leverage Instruments. Although our use of leverage creates an opportunity for increased returns for our common stock, it also results in additional risks and can magnify the effect of any losses. A decrease in the value of our investments have a greater negative impact on the value of our common stock than if we did not use leverage. If the income and gains from the investments purchased with leverage, net of increased expenses associated with such leverage, do not cover the cost of such leverage, the return to holders of our common stock will be less than if leverage had not been used. There is no assurance that our use of leverage, will be successful. Our continued use of leverage involves other risks and special considerations for common stockholders including, but not limited to, the following:

•	Our ability to pay dividends on common stock would be restricted if dividends on the preferred stock and/or interest on borrowings have not been paid, or set aside for payment.

•	Under the provisions of the 1940 Act, we are permitted, to issue debt or preferred stock or other senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% or 300% after each issuance of senior securities depending on the type of security. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

•	It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants that may restrict our operating flexibility or our ability to pay dividends and other distributions on common stock in certain instances.

•	Leverage Instruments that we issue or incur may be secured by a lien on our assets, which, in the event of a default under the instrument governing the debt, would subject such collateral to liquidation by the lenders.

•	We and, indirectly, our stockholders bear the cost of issuing and servicing our Leverage Instruments.

•	Leverage Instruments have rights, preferences and privileges over our income and against our assets in liquidation that are more favorable than those of our common stock.

•	There will likely be greater volatility of net asset value and market price of our common stock than a comparable portfolio without leverage.

•	When we use leverage, the management fee payable to our investment adviser may be higher than if we did not use leverage.

•	We may be subject to certain restrictions on investments imposed by guidelines of one or more rating agencies, which may issue ratings for the Leverage Instruments issued by us.

•	The 1940 Act provides certain rights and protections for preferred stockholders which may adversely affect the interests of our common stockholders, including rights that could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

If certain of our Targeted Investments are deemed not to be qualifying assets, we could be precluded from investing in this strategic manner, or deemed to be in violation of the 1940 Act, in which case we may not qualify to be treated as a BDC.

To maintain our status as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, which we refer to as the “70% Test.” Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. The SEC adopted new rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies whose securities are not listed on a national securities exchange, and, accordingly, we are no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities. The rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. Additionally, any failure to otherwise comply with any provision of the 70% Test in a timely manner could prevent us from qualifying as a BDC.

In addition to the adoption of the rules described above, the SEC also reproposed for comment a rule that would include as eligible portfolio companies certain public companies that have listed their securities on a national securities exchange, as long as their public float and/or market capitalization are below a specified level. We will continue to monitor closely any developments with respect to the definition of eligible portfolio company, and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rules as well as any other regulatory, legislative, administrative or judicial actions in this area. If adopted, the effect of these rules could also cause us to modify our investment strategy to avail ourselves of different investment opportunities.

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

Our board of directors has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could adversely affect your interest in our common stock. In the event that our board of directors determines that we cannot economically pursue our investment objective under the 1940 Act, they may at some future date decide to withdraw our election to be treated as a BDC and convert us to an operating company not subject to regulation under the 1940 Act, or cause us to liquidate. The withdrawal of our election to be treated as a BDC or our liquidation may not be effected without approval of a requisite percentage of our board of directors and the holders of our shares of common stock.

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

We invest in primarily private companies, which may be subject to higher risk than investments in publicly traded companies. Little public information exists about many of these companies, and we are required to rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If we are unable to obtain all material information about these companies, we may not make a fully informed investment decision, and we may lose some or all of our investments in these companies. These factors could subject us to greater risk than investments in publicly traded companies and negatively affect our investment returns, which could negatively impact the dividends paid to you and the value of your investment.

The lack of liquidity in our investments might prevent us from disposing of them at opportune times and prices.

We primarily make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times and prices or in a timely manner. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also encounter other restrictions on our ability to liquidate an investment in a publicly traded portfolio company to the extent that we have, or one of our affiliates has, material non-public information regarding such portfolio company. In providing services to us, our investment adviser is not permitted to use material non-public information of which Kayne Anderson is in possession. If we are unable to sell our assets at opportune times, we might suffer a loss and/or reduce the dividends to our stockholders.

Our investments in thinly traded securities may be difficult to trade and value.

Although certain of the equity securities of the Energy Companies in which we invest will trade on major stock exchanges, certain equity and debt securities we own may trade less frequently, particularly those with smaller capitalizations. Securities with limited trading volumes may display volatile or erratic price movements. In this event, if we are one of the largest investors in certain of these companies, it may be more difficult for us to buy and sell significant amounts of such securities without an unfavorable impact on prevailing market prices. Larger purchases or sales of these securities by us in a short period of time may cause abnormal movements in the market price of these securities. As a result, these securities may be difficult to dispose of at a fair price at the times when we believe it is desirable to do so. Investment of our capital in securities that are less actively traded or over time experience decreased trading volume may restrict our ability to take advantage of other market opportunities.

Our investments in small and developing portfolio companies may be risky.

Our investments in small and developing companies involve a number of significant risks, including the following:

•	these companies may have limited financial resources and may be unable to meet their obligations under the securities that we hold, which may be accompanied by a deterioration in the value of their assets;

•	there is generally less public information readily available about these companies, including investment research, industry reports and news analysis, and our investigation of such investment opportunities may require significantly higher cost, longer time frame, and more extensive management commitment compared to investments in companies with a greater degree of visibility in the public markets;

•	these companies typically have shorter operating histories and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•	these companies may have less predictable operating results, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

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

Our equity and debt investments may decline in value.

The equity interests and debt securities in which we invest may not appreciate or may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. As a result, the equity interests in which we invest may decline in value, which may negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

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

We invest a portion of our assets in subordinated debt, preferred stock and common equity issued by our portfolio companies. The portfolio companies usually will have, or may be permitted to incur, debt that ranks in right of payment equally with, or senior to, our investment. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets available for repaying its obligation to us. In the case of debt ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. As a result, we may be prevented from obtaining the full value of our investment in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make to portfolio companies, including the second-lien or ’term B’ loans, will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

We primarily make debt and non-controlling equity investments, and will therefore be subject to the risks that a portfolio company may make business decisions with which we disagree and that the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

We expect that a substantial portion of the cash flow received by us will continue to be derived from our investment in equity securities of Energy Companies. The amount of cash that an Energy Company has available for dividends or distributions and the tax character of such dividends or distributions are dependent upon the amount of cash generated by the Energy Company’s operations. Cash available for dividends or distributions will vary from month to month and is largely dependent on factors affecting the Energy Company’s operations and factors affecting the energy industry in general. In addition to the risk factors described above, other factors which may reduce the amount of cash an Energy Company has available for dividends or distributions include increased operating costs, maintenance capital expenditures, acquisition costs, expansion, construction or exploration costs and borrowing costs.

Our portfolio investments are concentrated in a limited number of portfolio companies in the energy industry, which will subject us to a risk of significant loss if any of these companies were to suffer a significant loss.

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

In addition, our investments are concentrated in the energy industry. Consequently, we will be exposed to the risks of adverse developments affecting the energy industry to a greater extent than if our investments were dispersed over a variety of industries. See “— The energy industry is subject to many risks.”

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

The use of interest rate swaps is a highly specialized activity that involves investment techniques and risks different from those associated with ordinary portfolio security transactions. Depending on market conditions in general, our use of swaps could enhance or harm the overall performance of our common stock. For example, we may use interest rate swaps in connection with our use of Leverage Instruments. To the extent there is a decline in interest rates, the value of the interest rate swap could decline, and could result in a decline in the net asset value of our common stock. In addition, if short-term interest rates are lower than our fixed rate of payment on the interest rate swap, the swap will reduce the net asset value of our common stock.

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

We cannot assure you what percentage of the dividends paid on our common stock, if any, will be treated as qualified dividend income or what the tax rate on various types of income will be in future years. The current 15% rate on qualified dividend income is scheduled to increase for certain income received realized for taxable years beginning after December 31, 2010.

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

We have significant flexibility in investing and may make investments with which you may not agree. Our goal is to allocate investments in compliance with the 1940 Act and in accordance with our investment objective. If such rules and regulations change or if the energy finance market dictates that we vary our investment approach, then we will adjust our investment allocations and strategy accordingly.

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

None.

ITEM 2.	PROPERTIES.

We do not own any real estate or other physical properties for our operations. Under our Investment Management Agreement, KAFA is responsible for providing office space and equipment that is reasonably necessary for our operations. Our principal executive offices are located at 717 Texas Avenue, Suite 3100, Houston, Texas, 77002, and certain corporate officers and other significant investment personnel and operations are located at 1800 Avenue of the Stars, Second Floor, Los Angeles, California, 90067.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently subject to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during our fiscal quarter ended November 30, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Price Range and Net Asset Value per Share

Our common stock trades on the NYSE under the symbol “KED.” We completed our initial public offering on September 21, 2006 at a price of $25.00 per share. Prior to such date, there was no public market for our common stock. The closing market price of our common stock on January 31, 2008 was $23.41 per share, and we had nine shareholders of record on this date. Since many of our shares are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of underlying stockholders and individual participants represented by these nine shareholders of record as of January 31, 2008.

The following tables lists net asset value per share (“NAV per share”) at the end of each of the following fiscal quarters; the high and low sales price for our common stock during the respective fiscal quarters and dividends declared and paid per each share for the respective fiscal quarters.

		High Sales	Low Sales
	NAV(1)	Price	Price	Dividends

2006
Fourth Fiscal Quarter (period from September 21, 2006 to November 30, 2006)	$24.19	$24.95	$21.56	$0.220	(2)
2007
First Fiscal Quarter (period from December 1, 2006 to February 28, 2007)	$25.01	$25.00	$22.05	$0.320
Second Fiscal Quarter (period from March 1, 2007 to May 31, 2007)	$25.52	$27.57	$24.31	$0.400
Third Fiscal Quarter (period from June 1, 2007 to August 31, 2007)	$24.65	$28.56	$22.33	$0.405
Fourth Fiscal Quarter (period from September 1, 2007 to November 30, 2007)	$24.39	$26.72	$22.09	$0.410

(1)	NAV per share is determined as of the last day of the fiscal quarter and therefore may not reflect the NAV per share on the date of the high and low sales price, which may or may not fall on the last day of the quarter. NAV per share is based on outstanding shares at the end of each quarter.

(2)	Represents a partial dividend for the first 71 days in operation from September 21, 2006 to November 30, 2006. For a full quarter, this equates to a quarterly dividend of $0.28 per share.

Dividends

We intend to continue to distribute quarterly dividends to our common stockholders. Our quarterly dividends, if any, will continue to be determined by our board of directors. During the fiscal year ended November 30, 2007, we paid dividends totaling $1.345 per common share, totaling $13.5 million, of which $1.3 million was reinvested for 50,386 newly issued shares of common stock pursuant to our dividend reinvestment plan. The tax character of the total $13.5 million of dividends and distributions paid to common stockholders was $9.5 million (ordinary income), $1.6 million (capital gains) and $2.4 million (return of capital).

On December 20, 2007, we declared our quarterly dividend of $0.41 per common share for the period September 1, 2007 to November 30, 2007, totaling $4.1 million. The dividend was paid on January 17, 2008 to shareholders of record on December 31, 2007.

We have established an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will generally be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan and elect to receive cash dividends.

Recent Sales of Unregistered Securities

Prior to our initial public offering, we issued 60 shares of our common stock to KAFA for an aggregate purchase price of $1,500. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. During the fiscal year ended November 30, 2007, there were no additional sales or issuances of our unregistered common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Stock Performance Graph

The following graph compares the return on our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500”) and a business development company (“BDC”) peer group from September 21, 2006, the commencement of our operations and initial public offering, through November 30, 2007. The graph compares the value over this time period of an initial, $100 investment in our common stock to the S&P 500 and the BDC peer group, assuming the reinvestment of all cash dividends for our common stock.

The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

Comparison of Cumulative Total Return
Among the Kayne Anderson Energy Development Company,
the S&P 500, and a BDC Peer Group(1)
from September 21, 2006 to November 30, 2007

(1)	The BDC Peer Group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act:

Allied Capital Corporation	American Capital Strategies, Ltd.
Apollo Investment Corporation	Ares Capital Corporation
Blackrock Kelso Capital Corporation	Capital Southwest Corporation
GSC Investment Corp.	Gladstone Capital Corporation
Gladstone Investment Corporation	Harris & Harris Group, Inc.
Hercules Technology Growth Capital, Inc.	Highland Distressed Opportunities, Inc.
Kohlberg Capital Corporation	MGC Capital Corporation
Medallion Financial Corp.	MVC Capital, Inc.
NGP Capital Resources Company	Patriot Capital Funding, Inc.
PennantPark Investment Corporation	Prospect Capital Corporation
TICC Capital Corp.	Tortoise Capital Resources Corporation
Triangle Capital Corporation

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information and other data for the fiscal year ended November 30, 2007 and the period ended September 21, 2006 through November 30, 2006 is derived from our financial statements included in this Annual Report on Form 10-K which have been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm. This selected financial information and other data should be read in conjunction with our financial statements, related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the	As of and for the Period
	Fiscal Year Ended	September 21, 2006*
(Amounts in 000’s, except per share and other data)	November 30, 2007	through November 30, 2006

Statement of Operations Data
Total investment income	$11,496	$2,047
Total expenses	8,471	1,183
Net investment income	3,606	864
Net realized and unrealized gains	11,774	7,824
Net increase in net assets resulting from operations	15,380	8,688
Per Share Data
Net asset value	$24.39	$24.19
Net increase in net assets resulting from operations	1.54	0.87
Statement of Assets and Liabilities Data
Total assets	$355,387	$243,604
Total net assets	245,133	241,914
Other Data
Total return based on market value(1)	9.3%	(10.7)%
Total return based on net asset value(2)	6.3%	3.7%
Number of portfolio companies at period end — public	43	29
Number of portfolio companies at period end — private	16	7

*	Commencement of operations

(1)	Not annualized for the period September 21, 2006 through November 30, 2006. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to our dividend reinvestment plan.

(2)	Not annualized for the period September 21, 2006 through November 30, 2006. Total return based on net asset value is calculated as the change in net asset value per share plus the dividends paid during the period being measured, assuming reinvestment in our dividend reinvestment plan.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information contained in this section should be read in conjunction with the “Item 6. Selected Financial Data” and our financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are incorporated under the laws of the State of Maryland. We invest primarily in Energy Companies that are not publicly traded (“private”). We completed our initial public offering of 10,000,000 shares of common stock at $25.00 per share on September 21, 2006. We have filed an election to be treated as a BDC under the 1940 Act, and we are classified as a closed-end, non-diversified management investment company under the 1940 Act. Since inception, through our most recently completed fiscal year, we elected to be treated as a RIC for tax purposes under the Code. On January 22, 2008, we announced that we no longer intend to be treated as a RIC for our fiscal year ended November 30, 2008 and for future fiscal years. See “Recent Developments” for more information.

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

A key focus area for our investments in the energy industry will continue to be equity and debt investments in Midstream Energy Companies structured as limited partnerships. We also expect to evaluate equity and debt investments in Other Energy Companies and companies engaged in the mining of aggregates and other natural resources. We refer to these investments as our “Targeted Investments.” Under current market conditions, we expect that our Targeted Investments will generally range in size from $10 million to $60 million, although a few investments may be in excess of this range.

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings (each a “Leverage Instrument” and collectively, the “Leverage Instruments”). We expect to use leverage in an aggregate amount equal to 30% of our total assets, which includes assets obtained through such leverage.

Recent Developments

On January 22, 2008, we announced that we no longer intend to be treated as a RIC under the Code, as amended. As a result of this change, we will be taxed as a corporation for our fiscal year ended November 30, 2008 and for future fiscal years, paying federal and applicable state corporate taxes on our taxable income and capital gains. We will continue to be regulated as a BDC under the 1940 Act.

The opportunities to invest in private MLPs are much more abundant than had been anticipated following our IPO, with nine private MLPs raising approximately $500 million of capital in the last twelve months. We believe private MLPs currently present an attractive investment opportunity and offer attractive risk-adjusted total returns for our shareholders. Previously, however, compliance with certain requirements necessary to qualify as a RIC (“RIC Tests”) limited our ability to invest in additional private MLPs.

RIC Tests required that 90% of our gross income come from qualified sources. Equity securities of private partnerships, however, do not generate qualified income, thus forcing the creation of taxable subsidiaries for these investments. Because such taxable subsidiaries were wholly-owned by us, these investments were not considered diversified investments for purposes of the “RIC Diversification Test,” which requires that at least 50% of total assets consist of (a) investments that each constitute less than 5% of total assets and (b) investments for which the Company has less than 10% of voting rights in each such investment. Compliance with RIC Tests would have become increasingly difficult to the extent that private MLPs in our portfolio are successful and go public, because RIC Tests limit investments in public MLPs to 25% of total assets (“25% MLP Test”).

Based on the pro forma portfolio after giving effect to the election, we expect to increase the number of investments in private MLPs and decrease our holdings in second lien debt investments. While we will no longer be constrained by the 25% MLP test, this allocation may decline over time as we have more flexibility under the RIC Diversification Test.

Our decision to no longer be treated as a RIC is retroactive to the beginning of our fiscal tax year, which began on December 1, 2007. For the quarter ended February 29, 2008, we will record a deferred tax liability for any unrealized gains at that time, and our net asset value will be reduced by any such deferred tax liability.

While we no longer intend to be treated as a RIC under the Code, we intend to maintain our status as a BDC. By electing to be treated as a BDC, we are subject to provisions of the 1940 Act, including the requirements that we must have at least 70% of assets in “eligible portfolio companies,” generally defined as private companies with a principal place of business in the United States.

On January 31, 2008, we terminated our Treasury Facility. All amounts of principal and interest were paid in full, and we sold $14.4 million of U.S. Treasury Bills, which were held as collateral under the Treasury Facility. See “Liquidity and Capital Resources.”

Portfolio and Investment Activity

Our investments as of November 30, 2007 were comprised of equity securities of $235.5 million and fixed income investments of $91.2 million. Included in the equity securities were $8.0 million invested in warrants and $5.0 million of preferred stock. All of our fixed income investments ($91.2 million) were in private Energy Companies composed of fourteen different investments in eleven portfolio companies.

Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of November 30, 2007, 76% or $69.0 million of our interest-bearing portfolio is floating rate debt and 24% or $22.2 million is fixed rate debt.

Results of Operations — For the Fiscal Year Ended November 30, 2007

Set forth below is an explanation of our results of operations for the fiscal year ended November 30, 2007, our first full fiscal year in operation.

Investment Income.  Investment income for the year was $11.5 million and consisted primarily of interest income on our short-term investments in fixed income investments and repurchase agreements. We earned $9.2 million of cash dividends and distributions, of which $8.7 million was treated as a return of capital during the period.

Operating Expenses.  Total operating expenses for the year were $8.5 million, including $3.8 million of base investment management fees (net of fee waivers); $2.5 million for interest expense and $1.0 million for professional fees. Base investment management fees (net of fee waivers) were equal to an annual rate of 1.34% of average total assets. We do not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility.

Net Investment Income.  Our net investment income totaled $3.6 million, which consisted of $11.5 million of investment income. This investment income was reduced by total operating expenses of $8.5 million for the year. Our investment income was increased by deferred income tax benefits of $0.6 million related to our taxable subsidiaries.

Net Realized Gains.  We had net realized gains from our investments of $5.5 million.

Net Change in Unrealized Gains.  We had net unrealized gains from our investments of $6.3 million, which are net of deferred tax expense of $2.6 million related to the investment activities in our taxable subsidiaries.

Net Increase in Net Assets Resulting from Operations.  Our net increase in net assets resulting from operations for the year was $15.4 million. This increase is composed primarily of the net unrealized gains of $6.3 million; net realized gains of $5.5 million and net investment income of $3.6 million as noted above.

Results of Operations — September 21, 2006 through November 30, 2006

Set forth below is an explanation of our results of operations for the period from September 21, 2006 (inception) through November 30, 2006, our first fiscal year in operation.

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

Net Change in Unrealized Gains.  We had net unrealized gains from our investments of $7.7 million.

Net Increase in Net Assets Resulting from Operations.  Our net increase in net assets resulting from operations for the period was $8.7 million. This increase is composed primarily of the change in net unrealized gains of $7.7 million and, to a lesser extent, net investment income of $0.9 million and net realized gains of $0.1 million as noted above.

Liquidity and Capital Resources

As of November 30, 2007, we had approximately $10.8 million invested in short-term repurchase agreements. As of February 5, 2008, we had approximately $5.9 million in repurchase agreements.

On June 4, 2007, we established two new syndicated credit facilities — the Senior Secured Revolving Credit Facility (the “Investment Facility”) and the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) — totaling $200 million with SunTrust Capital Markets, Inc. and Citigroup Capital Markets as co-arrangers. The Investment Facility has initial availability of up to $100 million with the ability to increase credit available under the Investment Facility to an amount not to exceed $250 million by obtaining additional commitments from existing lenders or new lenders. The Investment Facility has a three year term and bears interest, at our option, at either (i) LIBOR plus 125 basis points or (ii) the prime rate plus 25 basis points.

The obligations under the Investment Facility are secured by substantially all of our assets, and are guaranteed, generally, by our existing and future subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratios and restrictive covenants, including: (a) maintaining an asset coverage ratio (excluding collateral and indebtedness under the Treasury Facility) of not less than 2.50:1.0; (b) maintaining minimum liquidity at certain levels of outstanding borrowings; (c) maintaining a minimum of shareholders’ equity and (d) other customary restrictive covenants. The Investment Facility also contains customary representations and warranties and events of default. The Investment Facility allows us to supplement our equity capital to continue to make portfolio investments.

As of November 30, 2007, we had $85.0 million of borrowings under our Investment Facility at a weighted average interest rate of 5.99% and $14.0 million of borrowings under our Treasury Facility at an interest rate of 7.50%. As of February 5, 2008, we had $85.0 million of borrowings under our Investment Facility at a weighted average interest rate of 4.49%.

On January 31, 2008, we terminated our Treasury Facility. All amounts of principal and interest were paid in full, and we sold $14.4 million of U.S. Treasury Bills, which were held as collateral for our amount outstanding under the Treasury Facility. The Treasury Facility enabled us to comply with certain requirements necessary to qualify as a RIC. We terminated this facility due to our decision to no longer be treated as a RIC.

Contractual Obligations

Investment Management Agreement.  We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the year ended November 30, 2007, we paid $3.8 million in base management fees, net of $1.1 million in fee waivers, and accrued incentive fees of $0.1 million. We do not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility.

As of November 30, 2007, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility and our Treasury Facility as of November 30, 2007 described above under “— Liquidity and Capital Resources.”

The following table summarizes our obligations as of November 30, 2007 over the following periods for the Investment and Treasury Facility.

	Payments by Period ($ in millions)
		Less Than 1			More Than 5
	Total	Year	1-3 years	3-5 years	Years

Investment Facility(1)	$85.0	—	$85.0	—	—
Treasury Facility(2)	14.0	—	14.0	—	—

(1)	At November 30, 2007, $15.0 million remained available for borrowing under our Investment Facility.

(2)	At November 30, 2007, $86.0 million remained available for borrowing under our Treasury Facility. On January 31, 2008, we terminated our Treasury Facility. All amounts of principal and interest were paid in full.

Dividends

We intend to continue to distribute quarterly dividends to our common stockholders. Our quarterly dividends, if any, will continue to be determined by our board of directors. During the fiscal year ended November 30, 2007, we paid dividends totaling $1.345 per common share, for a total of $13.5 million. Of this amount, $1.3 million was reinvested, resulting in the issuance of 50,386 shares of common stock pursuant to our dividend reinvestment plan. The tax character of the total $13.5 million of dividends and distributions paid to common stockholders was $9.5 million (ordinary income), $1.6 million (capital gains) and $2.4 million (return of capital).

On December 20, 2007, we declared our quarterly dividend of $0.41 per common share for the period September 1, 2007 to November 30, 2007 for a total of $4.1 million. The dividend was paid on January 17, 2008 to shareholders of record on December 31, 2007.

Prior to our election to be taxed as a corporation, dividends paid by us were generally taxable to stockholders as capital gains, ordinary income or return of capital. After giving effect to the election, our stockholders will no longer recognize an allocable share of our capital gains or ordinary income. Instead, the component of our dividend that comes from our current or accumulated earnings and profits will be taxable to a stockholder as corporate dividend income. This income will be treated as qualified dividends for Federal income tax purposes at a rate of l5%. The special tax treatment for qualified dividends is scheduled to expire on December 31, 2010. Distributions that exceed our current or accumulated earnings and profits will continue to be treated as a tax-deferred return of capital to the extent of a stockholder’s basis. We expect that a significant portion of future dividends to shareholders will constitute a tax-deferred return of capital.

Off-Balance Sheet Arrangements

At November 30, 2007, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement with KAFA.

Critical Accounting Policies

Our most significant accounting policies in accordance with GAAP are described below. The preparation of our financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. Estimates and judgments are based on information available at the time such estimates and judgments are made, and adjustments made to these estimates and judgments often relate to information not previously available. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Estimates and judgments are used in, among other things, the development of fair value assumptions, the assessment of future tax exposure and the realization of tax assets.

We have identified the following five critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our assets, liabilities, revenues and expenses:

•	Investment Valuation

•	Calculation of Net Asset Value

•	Income Taxes

•	Investment Income and Return of Capital Estimates

•	Dividends and Distributions to Stockholders

Investment Valuation.  Readily marketable portfolio securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and asked prices on such day, except for short sales and call option contracts written, for which the last quoted asked price is used. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Portfolio securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities.

Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices. Fixed income securities that are considered corporate bonds are valued by using the mean of the bid and ask prices provided by an independent pricing service. For fixed income securities that are considered corporate bank loans, the fair market value is determined by the mean of the bid and ask prices provided by the syndicate bank or principal market maker. When price quotes are not available, fair market value will be based on prices of comparable securities.

Our portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by us for which reliable market quotations are not readily available, valuations are determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by our board of directors, the following valuation process, approved by the board of directors, is used for such securities:

•	Investment Team Valuation. The applicable investments are initially be valued by the investment adviser’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions are documented and discussed with senior management of KAFA, our investment adviser. Such valuations are submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis. These valuations stand for intervening periods of time unless a senior officer of KAFA determines that material adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee meets each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. The Valuation Committee’s determination is subject to ratification by the board at its next regular meeting.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors reviews the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consist of certain limited procedures that we have identified and requested that they perform. Upon completion of the limited procedures, the independent valuation firm concludes that the fair value of those investments subjected to the limited procedures does not appear to be unreasonable.

•	Board of Directors Determination. The board of directors considers the valuations provided by KAFA and the Valuation Committee and ratifies valuations for the applicable securities at each quarterly board meeting. The board of directors considers the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

During the course of such valuation process, whenever possible, privately-issued equity and debt investments are valued using comparisons of financial ratios of the portfolio companies that issued such equity and debt securities to any peer companies that are public. The value is then discounted to reflect the illiquid nature of the investment. We also utilize comparative information such as purchase transactions, public offerings or subsequent equity sales to corroborate our valuations. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments in privately-issued securities may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

Factors that we may take into account in fair value pricing our investments include, as relevant, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, the nature and realizable value of any collateral and other relevant factors.

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

Calculation of Net Asset Value.  We will determine our net asset value per share of our common stock as of the close of regular session trading on the NYSE (normally 4:00 p.m. Eastern time) quarterly. Net asset value per share of our common stock is computed by dividing the value of all of our assets (including accrued interest and dividends), less all of our liabilities (including accrued expenses, dividends payable and any borrowings) by the total number of common shares outstanding.

Dividend and distribution income is recorded on the ex-dividend date for publicly traded securities and the dividend declaration date for private companies. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts. Our expenses are accrued no less than on a quarterly basis.

We record security transactions on the date the securities are purchased or sold (the trade date) and realized gains and losses are recorded on an identified cost basis.

Our securities are valued in accordance with the valuation process described in our critical accounting policy “Investment Valuation” above.

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

Since inception through our most recently completed fiscal year, we have elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, we were not required to pay federal income taxes on any ordinary income or capital gains that we received from our portfolio investments and our taxable subsidiaries in so far as we distributed such amounts to our stockholders as dividends. To qualify and maintain our RIC status, we were required to meet specific source-of-income and asset diversification requirements and distribute in each of our taxable years at least 90% of our “investment company taxable income” (which generally consists of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt interest out of the assets legally available for distribution.

Our wholly-owned consolidated subsidiaries pay Federal and state income tax on their taxable income. We invest our assets primarily in MLPs, which generally are treated as partnerships for federal income tax purposes. As a limited partner in the MLPs, we report our allocable share of the MLP’s taxable income in computing our taxable income. Our tax expense or benefit recorded in the Statement of Operations is based on the component of income or gains (losses) to which such expense or benefit relates. Deferred income taxes recorded reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. To the extent we have a net deferred tax asset, a valuation allowance will be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Future realization of deferred income tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax law.

We may rely to some extent on information provided by the MLPs, which may not necessarily be timely, to estimate taxable income allocable to the MLP units held in the portfolio and to estimate the associated deferred tax liability.

We also estimate our state income tax provision based upon available information and estimates. Such estimates may change in subsequent periods when tax returns are filed or examination by state and local tax authorities.

On January 22, 2008, we announced that we no longer intend to be treated as a RIC for our fiscal year ended November 30, 2008 and for future fiscal years. The decision to no longer be treated as a RIC is retroactive to the beginning of our fiscal tax year, which began on December 1, 2007.

Investment Income and Return of Capital Estimates.  Dividends and distributions received from our investments in MLPs generally are comprised of income and return of capital. The return of capital portion of the dividends and distributions is a reduction to investment income in our Statement of Operations and results in an equivalent reduction to the cost basis of the associated investments. The reduction to the cost basis results in an increase to either net realized gains or the net change in unrealized gains from investments. We record investment income and return of capital based on estimates made at the time when we receive such distributions. We base these estimates on historical information available from our MLP investments and other industry sources. We may revise these estimates based on information received from our MLP investments after their tax reporting periods are concluded. Any changes to these estimates may be material.

Dividends and Distributions to Stockholders.  We pay distributions to our stockholders and record these on the ex-dividend date. We estimate the portion of the current dividend that represents a return of capital. The character of these distributions declared and paid during the year may differ from the ultimate characterization for federal income tax purposes that we make after the end of the calendar year. For the year ended November 30, 2007, our dividends are comprised of return of capital, long-term capital gains and ordinary income, which is based on our operating results. Due to the passage of time and availability of information for when we estimate the characterization until the final determination, there may be revisions to these estimates. Any changes to these estimates to final determination may be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.

Interest Rate Risk.  Interest rate risk primarily results from variable rate fixed income securities in which we invest and from borrowings under our Investment Facility and Treasury Facility. Fixed income investments in our portfolio are based on floating and fixed rates. Fixed income investments bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these fixed income instruments typically have one to six-month durations and reset at the current market interest rates. As of November 30, 2007, the fair value of our floating rate investments totaled approximately $69.0 million, or 76% of our total fixed income investments of $91.2 million. Based on sensitivity analysis of the ($70.3 million par value) floating rate fixed income investment portfolio at November 30, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended November 30, 2008 would either decrease or increase net investment income before income taxes by approximately $0.7 million.

As of November 30, 2007, we had $85.0 million of borrowings under our Investment Facility at a weighted average interest rate of 5.99% and $14.0 million of borrowings under our Treasury Facility at an interest rate of 7.50%. These interest rates are based on a LIBOR, which can have a one to twelve month duration. Based on sensitivity analysis of the Investment and Treasury Facilities at November 30, 2007, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended November 30, 2008 would either decrease or increase net investment income before income taxes by approximately $1.0 million.

On January 31, 2008, we terminated our Treasury Facility. All amounts of principal and interest were paid in full, and we sold $14.4 million of U.S. Treasury Bills, which were held as collateral for our amount outstanding under the Treasury Facility. The Treasury Facility enabled us to comply with certain requirements necessary to qualify as a RIC. We terminated this facility due to our decision to no longer be treated as a RIC.

We may hedge against interest rate fluctuations for these floating rate instruments using standard hedging instruments such as futures, options and forward contracts, subject to the requirements of the 1940 Act. Hedging activities may mitigate our exposure to adverse changes in interest rates.

Impact of Market Prices on Portfolio Investment Valuation.  We carry our investments at fair value, as determined by our board of directors. Investments for which market quotations are readily available are valued at such market quotations and are subject to daily changes in the market prices of these securities.

Fixed income and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Our investments that are not publicly traded may be indirectly impacted (positively or negatively) by public market prices of securities that are comparable to these private investments. Changes in market prices related to purchase transactions, public offerings and secondary offerings can also impact the valuations of our investments that are not publicly traded.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and financial statement schedules are set forth beginning on page F-1 in this annual report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures.

The Company’s officers, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered in this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in designing and evaluating our disclosures controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15 of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of November 30, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of November 30, 2007.

The effectiveness of our internal control over financial reporting as of November 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has reported on the effectiveness of the Company’s internal control over financial reporting based upon their integrated audit of our financial statements, which report is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

Change in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item will be contained in our Proxy Statement for our 2008 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement for our 2008 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement for our 2008 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained in our Proxy Statement for our 2008 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement for our 2008 Annual Stockholder Meeting, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements — See the Index to Financial Statements on Page F-1.

2.	Financial Statement Schedules — None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits.

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement.*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*
10.2	Form of Administration Agreement between Registrant and Bear Stearns Funds Management Inc.*
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company.*
10.4	Form of Dividend Reinvestment Plan.*
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*
10.7	Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007.**
10.8	Treasury Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007.**
14.1	Supplemental Antifraud Code of Ethics of Registrant.***
21.1	Subsidiaries of the Registrant — filed herewith.
24.1	Power of Attorney — filed herewith.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.
99.1	Form of Amended Dividend Reinvestment Plan.**
99.2	Form of Fee Waiver Relating to Treasury Credit Investments between Registrant and KA Fund Advisors, LLC.**

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the SEC on September 18, 2006 and incorporated by reference herein.

**	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725) as filed with the SEC on July 16, 2007 and incorporated by reference herein.

***	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K (File No. 814-00725) as filed with the SEC on February 16, 2007 and incorporated by reference herein.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Schedule of Investments as of November 30, 2007	F-3
Schedule of Investments as of November 30, 2006	F-8
Consolidated Statement of Assets and Liabilities as of November 30, 2007 and November 30, 2006	F-11
Consolidated Statement of Operations for the year ended November 30, 2007 and the period September 21, 2006* through November 30, 2006	F-12
Consolidated Statement of Changes in Net Assets for the year ended November 30, 2007 and for the period September 21, 2006* through November 30, 2006	F-13
Consolidated Statement of Cash Flows for the year ended November 30, 2007 and for the period September 21, 2006* through November 30, 2006	F-14
Notes to Consolidated Financial Statements	F-15
EXHIBIT 21.1
EXHIBIT 24.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

*	Commencement of operations

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kayne Anderson Energy Development Company:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights present fairly, in all material respects, the financial position of Kayne Anderson Energy Development Company and its subsidiaries (“the Company”) as of November 30, 2007 and 2006, and the results of their operations, the changes in their net assets, their cash flows and their financial highlights for each of the two periods then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which was an integrated audit for 2007 only). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our 2007 audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities owned at November 30, 2007 and 2006 by correspondence with the custodian and brokers, provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 10 to the consolidated financial statements, “Subsequent Events,” on January 22, 2008, the Company announced its intention to no longer be treated as a regulated investment company for income tax purposes. If carried-out, the Company will be taxed as a U.S. corporation effective December 1, 2007. As a result, the Company will record, in the quarter ending February 29, 2008, additional income tax expense, primarily related to its net unrealized appreciation on investments.

PricewaterhouseCoopers LLP
February 11, 2008

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	No. of
Description:	Shares/Units	Value

Long-Term Investments(a) — 133.3%
Equity Investments(b) — 96.1%
Publicly Traded MLP and MLP Affiliate(c)(d) — 37.8%
Atlas Energy Resources, LLC — Unregistered(e)	131	$3,905
Atlas Pipeline Partners, L.P.	46	2,083
BreitBurn Energy Partners L.P. — Unregistered(e)	73	2,102
Buckeye Partners, L.P.	41	1,960
Calumet Specialty Products Partners, L.P.	104	3,842
Capital Product Partners L.P.(f)	24	593
Constellation Energy Partners LLC — Unregistered(e)	65	2,184
Copano Energy, L.L.C.	8	320
Copano Energy, L.L.C. — Unregistered(e)	72	2,590
Crosstex Energy, L.P.	24	815
DCP Midstream Partners, LP	62	2,509
Duncan Energy Partners L.P.	53	1,214
Eagle Rock Energy Partners, L.P.	24	512
El Paso Pipeline Partners, L.P(g)	9	218
Enbridge Energy Management, L.L.C.(f)(h)	66	3,404
Enbridge Energy Partners L.P.	17	858
Energy Transfer Equity, L.P.	61	2,091
Energy Transfer Partners, L.P.	17	896
Enterprise Products Partners L.P.	220	6,875
Exterran Partners, L.P.(i)	40	1,390
Global Partners LP	114	3,137
Hiland Holdings GP, LP	10	244
Hiland Partners, LP	31	1,470
Inergy, L.P.	64	2,051
Kinder Morgan Management, LLC(f)(h)	111	5,572
K-Sea Transportation Partners L.P.	12	429
Legacy Reserves LP	35	754
Magellan Midstream Partners, L.P.	65	2,859
MarkWest Energy Partners, L.P.	95	3,113
Martin Midstream Partners L.P.	50	1,908
NuStar Energy L.P.(j)	11	647
ONEOK Partners, L.P.	94	5,650
OSG America L.P(g)	1	27
Penn Virginia Resource Partners, L.P.	9	244
Plains All American Pipeline, L.P.	103	5,374

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	No. of
Description:	Shares/Units	Value

Regency Energy Partners LP	46	$1,419
SemGroup Energy Partners, L.P.	40	1,073
Spectra Energy Partners, LP	32	791
Targa Resources Partners LP	60	1,702
TC PipeLines, LP	84	3,086
Teekay LNG Partners L.P.	77	2,277
Teekay Offshore Partners L.P.(f)	54	1,398
TEPPCO Partners, L.P.	80	3,158
Williams Partners L.P.	95	3,922

		92,666

Private MLP — 56.2%
Direct Fuels Partners, L.P.(e)(k)	2,500	46,675
Direct Fuels Partners, L.P. — Warrants(e)(l)	2,500	4,575
International Resource Partners LP(e)(m)	1,500	30,000
Millennium Midstream Partners, LP(e)(n)	2,375	44,223
Millennium Midstream Partners, LP — Warrants(e)(o)	2,375	3,278
Quest Midstream Partners, L.P.(e)(p)	350	7,000
VantaCore Partners LP(e)(q)	91	1,916

		137,667

Other Private Equity — 2.1%
Knight, Inc. — Preferred Stock(r)	5	4,965
ProPetro Services, Inc. — Warrants(e)(s)	2,905	109
Trident Resources Corp. — Warrants(t)	100	75

		5,149

Total Equity Investments (Cost $220,334)		235,482

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	Interest	Maturity	Principal
Description:	Rate	Date	Amount	Value

Fixed Income Investments — 37.2%
Midstream — 7.2%
SemGroup, L.P.	8.75%	11/15/15	$9,000	$8,595
Targa Resources, Inc.	8.50	11/01/13	4,580	4,488
Targa Resources, Inc.	(u)	10/31/12	1,664	1,637
Targa Resources, Inc.	(v)	10/31/12	2,983	2,934

				17,654

Upstream — 5.3%
Beryl Oil and Gas LP	(w)	7/14/11	2,933	2,890
CDX Funding, LLC	(x)	3/31/13	4,550	4,345
SandRidge Energy Inc.	(y)	4/14/12	5,700	5,700

				12,935

Oilfield Services — 18.7%
Dresser, Inc.	(z)	5/04/15	5,000	4,800
ProPetro Services, Inc.(e)	(aa)	2/15/13	35,000	34,326
Seitel, Inc.	9.75	2/15/14	2,000	1,730
Stallion Oilfield Services Ltd.	(bb)	7/18/12	5,000	4,925

				45,781

Aggregates and Mining — 6.0%
VantaCore Partners LP(e)(cc)	9.00	5/21/27	7,000	7,350
VantaCore Partners LP(e)	(dd)	5/21/14	7,500	7,500

				14,850

Total Fixed Income Investments (Cost $89,779)				91,220

Total Long-Term Investments (Cost $310,113)				326,702

Short-Term Investments — 10.2%
U.S. Treasury Bills — 5.8%
U.S. Treasury Bills — (Cost $14,251)	3.075	2/28/08	14,358	14,250
Repurchase Agreements — 4.4%
Bear, Stearns & Co. Inc. (Agreements dated 11/30/07 to be repurchased at $10,772), collateralized by $11,105 in U.S. Treasury Bonds (Cost $10,769)	3.15	12/01/07		10,769

Total Short-Term Investments (Cost $25,020)				25,019

Total Investments — 143.5% (Cost $335,133)				351,721

Senior Secured Revolving Credit Facility Borrowings				(85,000)
Treasury Secured Revolving Credit Facility Borrowings				(14,000)
Other Liabilities in Excess of Other Assets				(7,588)

Net Assets				$245,133

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

(a)	Unless otherwise noted, security is treated as an eligible portfolio security for purposes of BDC qualification.

(b)	Unless otherwise noted, equity investments are common units/common shares.

(c)	Security is not treated as an eligible portfolio security for purposes of BDC qualification.

(d)	Unless otherwise noted, a security is treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At November 30, 2007, the Company had 23.0% of its total assets invested in securities treated as publicly traded partnerships. From inception through the fiscal year ended November 30, 2007, it was the Company’s intention to be treated as a RIC for tax purposes. On January 22, 2008, the Company announced that it would no longer intend to be treated as a RIC under the Code.

(e)	Fair valued and restricted security (see Notes 2 and 5).

(f)	Security is not treated as a publicly traded partnership for RIC qualification purposes.

(g)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

(h)	Distributions are paid in-kind.

(i)	Prior to August 20, 2007, security was known as Universal Compression Partners, L.P., as disclosed on our Schedule of Investments as of November 30, 2006.

(j)	Prior to April 2, 2007, security was known as Valero L.P., as disclosed on our Schedule of Investments as of November 30, 2006.

(k)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED DF Investment Partners, LP and KED DF Investment GP, LLC. The Class B common units are redeemable at the option of Direct Fuels Partners, L.P. at the price of $20.00 per unit.

(l)	Warrants are non-income producing, expire on June 8, 2017 and provide the Company the right to purchase 2,500 Class A common units at a price of $20.00 per unit.

(m)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED LCP Investment Partners, LP and KED LCP Investment GP, LLC.

(n)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC. The Class B common units are redeemable at the option of Millennium Midstream Partners, LP at the price of $20.00 per unit.

(o)	Warrants are non-income producing, expire on December 28, 2016 and provide the Company the right to purchase 2,375 Class A common units at a price of $20.00 per unit.

(p)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC.

(q)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED VP Investment Partners, LP and KED VP Investment GP, LLC.

(r)	Preferred stock of Knight, Inc. (f.k.a, Kinder Morgan, Inc.) paying a fixed dividend rate of 8.33% until August 12, 2012 and LIBOR + 390 basis points thereafter. The maturity date for this security is August 12, 2057.

(s)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(t)	Warrants are non-income producing and expire on November 30, 2013.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

(u)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.07% as of November 30, 2007).

(v)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 200 basis points (7.20% as of November 30, 2007).

(w)	Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.70% as of November 30, 2007).

(x)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 625 basis points (11.39% as of November 30, 2007).

(y)	Floating rate unsecured bridge loan facility. Security pays interest at a rate of LIBOR + 363 basis points (8.85% as of November 30, 2007).

(z)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (11.13% as of November 30, 2007).

(aa)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 900 basis points (14.23% as of November 30, 2007).

(bb)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 450 basis points (9.38% as of November 30, 2007).

(cc)	Fixed rate subordinated convertible note. Security is convertible into 350,000 common units at a conversion price of $20.00 per common unit.

(dd)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 550 basis points (10.73% as of November 30, 2007).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	No. of
Description:	Shares/Units	Value

Long-Term Investments(a) — 44.0%
Equity Investments(b) — 26.4%
Publicly Traded MLP and MLP Affiliate(c) — 26.0%
Atlas Pipeline Partners, L.P.	40	$1,934
BreitBurn Energy Partners L.P.(d)	12	259
Calumet Specialty Products Partners, L.P.	113	4,294
Crosstex Energy, L.P.	9	349
DCP Midstream Partners, LP	64	2,141
Enbridge Energy Management, L.L.C.(e)(f)	34	1,663
Enbridge Energy Partners L.P.	30	1,494
Energy Transfer Equity, L.P.	220	6,389
Energy Transfer Partners, L.P.	3	175
Enterprise Products Partners L.P.	195	5,502
Global Partners LP	82	1,935
Hiland Holdings GP, LP(d)	21	508
Hiland Partners, LP	30	1,603
Inergy, L.P.	27	794
Kinder Morgan Management, LLC(e)(f)	212	9,746
Magellan Midstream Partners, L.P.	30	1,161
MarkWest Energy Partners, L.P.	64	3,639
MarkWest Hydrocarbon, Inc.(e)	14	584
Martin Midstream Partners L.P.	45	1,396
Natural Resources Partners L.P.	4	220
Natural Resources Partners L.P. — Subordinated Units	8	439
ONEOK Partners, L.P.	84	5,101
Plains All American Pipeline, L.P.	51	2,596
Regency Energy Partners LP	17	469
TC PipeLines, LP	18	587
Teekay LNG Partners L.P.	47	1,490
TEPPCO Partners, L.P.	42	1,646
Universal Compression Partners, L.P.(d)	68	1,681
Valero L.P.	16	867
Williams Partners L.P.	60	2,321

		62,983

Other Equity — 0.4%
Trident Resources Corp. — Warrants(g)	167	917

Total Equity Investments (Cost $57,585)		63,900

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

	Interest	Maturity	Principal
Description:	Rate	Date	Amount	Value

Fixed Income Investments — 17.6%
United States — 11.1%
Midstream — 6.2%
SemGroup, L.P.	8.750%	11/15/15	$7,500	$7,575
Targa Resources, Inc.	(h)	10/31/12	486	488
Targa Resources, Inc.	(i)	10/31/12	2,004	2,012
Targa Resources, Inc.	(j)	10/31/07	4,843	4,849

				14,924

Upstream — 4.9%
CDX Funding, LLC	(k)	3/31/13	6,300	6,355
Coldren Resources, Inc.	(l)	7/14/11	416	419
Coldren Resources, Inc.	(m)	7/14/11	2,584	2,603
SandRidge Energy Inc.	(n)	11/20/07	2,500	2,506

				11,883

Total United States — (Cost $26,794)				26,807

Canada — 6.5%
Upstream — 6.5%
Trident Exploration Corp.	(o)	4/26/11	5,500	5,638
Trident Resources Corp.	(p)	11/22/11	10,000	10,200

Total Canada — (Cost $14,401)				15,838

Total Fixed Income Investments (Cost $41,195)				42,645

Total Long-Term Investments (Cost $98,780)				106,545

Short-Term Investments — 55.9%
Repurchase Agreement — 55.9%
Bear, Stearns & Co. Inc. (Agreement dated 11/30/06 to be repurchased at $135,154), collateralized by $139,055 in U.S. Treasury Strips (Cost $135,134)	5.270	12/01/06		135,134

Total Investments — 99.9% (Cost $233,914)				241,679

Other Assets in Excess of Total Liabilities				235

Net Assets				$241,914

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF NOVEMBER 30, 2006
(amounts in 000’s)

(a)	Unless otherwise noted, security is treated as an eligible portfolio security for purposes of BDC qualification.

(b)	Unless otherwise noted, equity investments are common units/common shares.

(c)	Security is not treated as an eligible portfolio security for purposes of BDC qualification.

(d)	As of November 30, 2006, security is currently non-income producing but was expected to pay distributions within the next 12 months.

(e)	Security is not treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At November 30, 2006, the Company had 21.1% of its net assets invested in securities treated as publicly traded partnerships. It is the Company’s intention to be treated as a RIC for tax purposes.

(f)	Distributions are paid in-kind.

(g)	Warrants relate to our floating rate unsecured term loan facility with Trident Resources Corp. These warrants are non-income producing and expire on November 30, 2013.

(h)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(i)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(j)	Floating rate senior secured first lien bridge loan facility. Security pays interest at a rate of LIBOR + 225 basis points (7.62% as of November 30, 2006).

(k)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 525 basis points (10.62% as of November 30, 2006).

(l)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.25% as of November 30, 2006).

(m)	Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.39% as of November 30, 2006).

(n)	Floating rate senior unsecured bridge loan facility. Security pays interest at a rate of LIBOR + 450 basis points (11.00% as of November 30, 2006).

(o)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 750 basis points (12.88% as of November 30, 2006).

(p)	Floating rate unsecured term loan facility. Interest is paid-in-kind at a rate of LIBOR + 1200 basis points (17.37% as of November 30, 2006).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	November 30,	November 30,
	2007	2006

ASSETS
Investments, at fair value:
Non-affiliated (Cost — $305,604 and $98,780, respectively)	$321,328	$106,545
Affiliated (Cost — $4,509 and $0, respectively)	5,374	—
U.S. Treasury Bills, at fair value (Cost — $14,251 and $0, respectively)	14,250	—
Repurchase agreements (Cost — $10,769 and $135,134, respectively)	10,769	135,134

Total investments (Cost — $335,133 and $233,914, respectively)	351,721	241,679
Deposits with brokers	121	101
Receivable for securities sold	766	567
Interest, dividends and distributions receivable	1,515	931
Debt issuance costs, prepaid expenses and other assets	1,264	326

Total Assets	355,387	243,604

LIABILITIES
Senior secured revolving credit facility	85,000	—
Treasury secured revolving credit facility	14,000	—
Payable for securities purchased	6,967	—
Investment management fee payable	1,355	571
Accrued directors’ fees and expenses	78	63
Deferred tax liability	1,991	—
Accrued expenses and other liabilities	863	1,056

Total Liabilities	110,254	1,690

NET ASSETS	$245,133	$241,914

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at November 30, 2007 and November 30, 2006; 10,050,446 and 10,000,060 shares issued and outstanding at November 30, 2007 and November 30, 2006, respectively)	$10	$10
Paid-in capital less distributions in excess of taxable income	231,535	233,216
Accumulated net investment income, net of income taxes, less distributions not treated as tax return of capital	(409)	864
Accumulated net realized gains less distributions not treated as tax return of capital	(19)	59
Net unrealized gains on investments, net of income taxes	14,016	7,765

NET ASSETS	$245,133	$241,914

NET ASSET VALUE PER SHARE	$24.39	$24.19

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)

		For the Period
	For the Year	September 21,
	Ended	2006* Through
	November 30,	November 30,
	2007	2006

INVESTMENT INCOME
Income
Dividends and distributions	$9,185	$709
Return of capital	(8,711)	(705)

Net dividends and distributions	474	4

Interest	11,022	2,043

Total investment income	11,496	2,047

Expenses
Base investment management fees	4,839	799
Incentive investment management fees	59	—
Professional fees	1,028	217
Directors’ fees	286	63
Administration fees	230	42
Insurance	155	30
Custodian fees	72	17
Other expenses	401	243

Total Expenses — Before Base Investment Management Fee Waivers and Interest Expense	7,070	1,411
Base investment management fee waivers	(1,088)	(228)
Interest expense	2,489	—

Total Expenses	8,471	1,183

Net Investment Income — Before Income Taxes	3,025	864
Deferred income tax benefit	581	—

Net Investment Income	3,606	864

REALIZED AND UNREALIZED GAINS
Net Realized Gains
Investments	5,523	59
Net Change in Unrealized Gains
Investments	8,823	7,765
Deferred income tax expense	(2,572)	—

Net Change in Unrealized Gains	6,251	7,765

Net Realized and Unrealized Gains	11,774	7,824

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,380	$8,688

*	Commencement of operations

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

		For the Period
		Ended
	For the Year	September 21,
	Ended	2006* Through
	November 30,	November 30,
	2007	2006

OPERATIONS
Net investment income	$3,606	$864
Net realized gains	5,523	59
Net change in unrealized gains	6,251	7,765

Net Increase in Net Assets Resulting from Operations	15,380	8,688

DIVIDENDS AND DISTRIBUTIONS(1)
Dividends from net investment income	(5,687)	—
Dividends from net realized short-term capital gains	(3,791)	—
Distributions from net realized long-term capital gains	(1,573)	—
Distributions — return of capital	(2,415)	—

Dividends and Distributions	(13,466)	—

CAPITAL STOCK TRANSACTIONS
Proceeds from initial public offering of 10,000,000 shares of common stock	—	250,000
Issuance of 50,386 shares of common stock from reinvestment of dividends	1,272	—
Underwriting discount and offering expenses	33	(16,775)

Net Increase in Net Assets from Capital Stock Transactions	1,305	233,225

Total Increase in Net Assets	3,219	241,913

NET ASSETS
Beginning of period	241,914	1

End of period	$245,133	$241,914

*	Commencement of operations

(1)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal year ended November 30, 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)

		For the Period
		September 21,
	For the Year	2006*
	Ended	Through
	November 30,	November 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$15,380	$8,688
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(278,923)	(102,578)
Purchase of U.S. Treasury Bills, net	(14,043)	—
Proceeds from sale of long-term investments	64,736	3,153
Sale (purchase) of short-term investments, net	124,365	(135,134)
Realized gains on investments	(5,523)	(59)
Return of capital distributions	8,711	705
Unrealized gains on investments	(8,823)	(7,765)
Increase in deferred tax liability	1,991	—
Accretion of bond discount	(542)	(1)
Increase in deposits with brokers	(20)	(101)
Increase in receivable for securities sold	(199)	(567)
Increase in interest, dividend and distributions receivable	(584)	(931)
Decrease (increase) in prepaid expenses and other assets	426	(326)
Increase in payable for securities purchased	6,967	—
Increase in investment management fee payable	784	571
Increase in accrued directors’ fees and expenses	15	63
Increase (decrease) in accrued expenses and other liabilities	(193)	1,056

Net Cash Used in Operating Activities	(85,475)	(233,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	250,000
Borrowings from senior secured revolving credit facility, net	83,968	—
Borrowings from treasury secured revolving credit facility, net	13,668	—
Underwriting discount and offering expenses	33	(16,775)
Cash distributions to shareholders	(12,194)	—

Net Cash Provided by Financing Activities	85,475	233,225

NET DECREASE IN CASH	—	(1)
CASH — BEGINNING OF PERIOD	—	1

CASH — END OF PERIOD	$—	$—

*	Commencement of operations

Supplemental disclosure of cash flow information:

For the year ended November 30, 2007, non-cash financing activities not included herein consist of reinvestment of distributions of $1,272 pursuant to the Company’s dividend reinvestment plan.

During the year ended November 30, 2007, state taxes paid were $1 and interest paid was $2,042. There were no federal and state taxes paid or interest paid during the period ended September 21, 2006 through November 30, 2006.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except share and per share amounts)

1.	ORGANIZATION

Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For fiscal year November 30, 2007 and prior, the Company was treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced investment operations on September 21, 2006 and, prior to such date, had no operations other than the sale and issuance of 60 shares of common stock at an aggregate purchase price of $1.5 to KA Fund Advisors, LLC (“KAFA”) on August 2, 2006. The Company’s shares of common stock are listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “KED.”

As disclosed in Note 10 — Subsequent Events, on January 22, 2008, the Company announced that it no longer intends to be treated as a RIC under the Code. As a result of this change, the Company will be taxed as a corporation for its fiscal year ended November 30, 2008 and for future fiscal years, paying federal and applicable state corporate taxes on its taxable income and capital gains. The Company will continue to be regulated as a BDC under the 1940 Act.

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

B. Consolidation Accounting Policy — The Company’s consolidated financial statements includes the accounts of our consolidated, taxable wholly-owned subsidiaries for which we own certain investments in private limited partnerships. We eliminate intercompany accounts and transactions among the Company and these consolidated subsidiaries, and we allocate certain expenses to these taxable subsidiaries for which we incur federal and state income taxes.

C. Calculation of Net Asset Value — The Company determines its net asset value as of the close of regular session trading on the NYSE (normally 4:00 p.m. Eastern time) no less frequently than the last business day of each quarter. Net asset value is computed by dividing the value of the Company’s assets (including accrued interest and dividends), less all of its liabilities (including accrued expenses, dividends payable and any borrowings) by the total number of common shares outstanding.

D. Investment Valuation — Readily marketable portfolio securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and asked prices on such day, except for short sales and call option contracts written, for which the last quoted asked price is used. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Portfolio securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities.

Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices. Fixed income securities that are considered corporate bonds are valued by using the mean of the bid and ask prices provided by an independent pricing service. For fixed income securities that are considered corporate bank loans, the fair market value is determined by the mean of the bid and

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

ask prices provided by the syndicate bank or principal market maker. When price quotes are not available, fair market value will be based on prices of comparable securities.

The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations will be determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors of the Company, the following valuation process, approved by the board of directors, will be used for such securities:

•	Investment Team Valuation. The applicable investments will initially be valued by the investment adviser’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions will be documented and discussed with senior management of KAFA, the Company’s investment adviser. Such valuations will be submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis. These valuations will stand for intervening periods of time unless a senior officer of KAFA determines that material adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee shall meet each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. The Valuation Committee’s valuation determinations will be subject to ratification by the board at its next regular meeting.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors will review the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consisted of certain limited procedures that the Company identified and requested them to perform. For the quarter ended November 30, 2007, the independent valuation firm provided limited procedures on investments in nine portfolio companies comprising approximately 55.6% of the total investments at fair value as of November 30, 2007. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

•	Board of Directors Determination. The board of directors will consider the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The board of directors will consider the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

During the course of such valuation process, whenever possible, privately-issued equity and debt investments are valued using comparisons of financial ratios of the portfolio companies that issued such equity and debt securities to any peer companies that are public. The value is then discounted to reflect the illiquid nature of the investment. The Company also utilizes comparative information such as purchase transactions, public offerings or subsequent equity sales to corroborate its valuations. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments in privately-issued securities may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

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

At November 30, 2007, the Company held 80.7% of its net assets applicable to common stockholders (55.6% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at November 30, 2007 was $197,733. At November 30, 2006, the Company did not hold any securities that were fair valued pursuant to the procedures adopted by the board of directors.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. As of December 1, 2007, the Company adopted SFAS No. 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have any material effect on the Company’s net asset value.

E. Repurchase Agreements — The Company has agreed to purchase securities from financial institutions subject to the seller’s agreement to repurchase them at an agreed-upon time and price (“repurchase agreements”). The financial institutions with whom the Company enters into repurchase agreements are banks and broker/dealers which KAFA considers creditworthy. The seller under a repurchase agreement is required to maintain the value of the securities as collateral, subject to the agreement, at not less than the repurchase price plus accrued interest. KAFA monitors daily the mark-to-market of the value of the collateral, and, if necessary, requires the seller to maintain additional securities, so that the value of the collateral is not less than the repurchase price. Default by or bankruptcy of the seller would, however, expose the Company to possible loss because of adverse market action or delays in connection with the disposition of the underlying securities.

F. Security Transactions — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis. Dividend and distribution income is recorded on the ex-dividend date.

G. Investment Income and Return of Capital Estimates — Distributions received from the Company’s investments in master limited partnerships (“MLP”) generally are comprised of income and return of capital. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on historical information available from MLPs and other industry sources. These estimates may subsequently be revised based on information received from MLPs after their tax reporting periods are concluded. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts.

For the year ended November 30, 2007.  The Company estimated that 96% of the MLP distributions received would be treated as a return of capital and recorded as return of capital $8,711 of dividends and distributions received from its investments. Included in this amount is a decrease of $27 attributable to distributions

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

received in fiscal 2006 based on tax reporting information received by the Company in fiscal 2007. This return of capital resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $516 and $8,195, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments.

For the period ended September 21, 2006 (inception) through November 30, 2006.  The Company estimated that 100% of the MLP distributions received would be treated as a return of capital and recorded as return of capital $705 of dividends and distributions received from its investments. This return of capital, resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $1 and $704, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments.

H. Dividends and Distributions to Stockholders — Dividends and distributions to common stockholders are recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. The Company is unable to make final determinations as to the character of the dividend until after the end of the calendar year. The Company informs its common stockholders in January following the calendar year of the character of dividends deemed paid during the fiscal year.

I. Income Taxes — At November 30, 2007, the Company qualified for the tax treatment applicable to regulated investment companies under Subchapter M of the Code. For the fiscal year ended November 30, 2007, the Company was required to make the requisite distributions to its stockholders, which will relieve it from federal income or excise taxes for such period.

On January 22, 2008, the Company announced that it no longer intends to be treated as a RIC under the Code. As a result of this change, the Company will be taxed as a corporation for its fiscal year ended November 30, 2008 and for future fiscal years, paying federal and applicable state corporate taxes on its taxable income and capital gains.

Our wholly-owned taxable subsidiaries record deferred income taxes which reflect (i) taxes on unrealized gains/(losses), which are attributable to the difference between fair market values and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating losses.

For the year ended November 30, 2007, the Company recorded a deferred income tax benefit of $581 and deferred income tax expense of $2,572 related to the investment activities of the Company’s taxable subsidiaries. For the period of September 21, 2006 (inception) through November 30, 2006, the Company did not record deferred income taxes because there were no taxable securities.

November 30,
2007

Deferred tax assets:
Net operating loss carryforwards	$(581)
Deferred tax liabilities:
Net unrealized gains on investment securities	2,572

Total net deferred tax liability	$1,991

Total income taxes have been computed by applying the federal statutory income tax rate plus a blended state income tax rate for each of the Company’s taxable subsidiaries to the net investment income and unrealized gains on investments before taxes of the Company’s taxable subsidiaries. Our effective tax rate of 11.5% is less than

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

the federal tax rate of 35%, since only the income from our consolidated, wholly-owned subsidiaries is taxable. The combined federal and state rates for each of the Company’s taxable subsidiaries range from 35% to 40.3%.

Income and capital gain distributions made by regulated investment companies often differ from the aggregate GAAP basis net investment income and net realized gains. For the Company, the principal reason for these differences is the return of capital treatment of dividends and distributions from MLPs, wash sales and disallowed partnership losses from MLPs.

The tax basis of the components of distributable earnings can differ from the amounts reflected in the Statement of Assets and Liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At November 30, 2007 and November 30, 2006, the components of the distributable earnings on a tax basis for the Company were as follows:

	November 30,	November 30,
	2007	2006

Undistributed ordinary income	$—	$997
Undistributed long-term capital gains	—	—
Net unrealized gains on investments	16,408	7,765

Total distributable earnings	$16,408	$8,762

For the fiscal year ended November 30, 2007, the tax character of the total $13,466 of dividends and distributions paid to common stockholders was $9,478 (ordinary income), $1,573 (capital gains) and $2,415 (return of capital). For the period ended September 21, 2006 (inception) through November 30, 2006, the Company did not pay any dividends or distributions.

At November 30, 2007 and November 30, 2006, the identified cost of investments for Federal income tax purposes was $335,312 and $233,914, respectively. Gross unrealized appreciation and depreciation of investments for Federal income tax purposes were as follows:

	November 30,	November 30,
	2007	2006

Gross unrealized appreciation of investments	$21,716	$7,919
Gross unrealized depreciation of investments	(5,308)	(154)

Net unrealized appreciation	$16,408	$7,765

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date. The Company adopted FIN 48 as of December 1, 2007, and the adoption of the interpretation did not have a material effect on the Company’s net asset value.

J. Organizational and Offering Costs — The Company treats organizational costs as an expense. Offering costs of approximately $845 incurred in connection with the sale of shares of common stock were charged to paid-in capital when shares of the Company were issued in September 2006. During year ended November 30, 2007, this amount was adjusted to $812 based on actual costs incurred.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

K. Indemnifications — Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company enters into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

On July 10, 2007, the Company and KAFA entered into an agreement wherein KAFA voluntarily agreed to waive the portion of the management fee and any incentive fee under the investment management agreement with respect to any investments made with proceeds from borrowings under the Treasury Secured Revolving Credit Facility (the “Treasury Facility”), which the Company established on June 4, 2007. This agreement to waive a portion of the management fee will terminate at the earlier of the termination of the Treasury Facility or the investment management agreement.

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

For this purpose, “Adjusted Net Investment Income” means interest income (including accrued interest that the Company has not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital) and any other income, including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

or other fees that the Company receives from portfolio companies (other than fees for providing significant managerial assistance to portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the base management fee, any interest expense, dividends paid on issued and outstanding preferred stock, if any, and any accrued income taxes related to net investment income, but excluding the incentive fee). Adjusted Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Accordingly, the Company pays an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Adjusted Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. For example, accrued interest, if any, on investments in zero coupon bonds (if any) would be included in the calculation of the incentive fee, even though the Company would not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, if the Company does not have sufficient liquid assets to pay this incentive fee or dividends to stockholders, the Company may be required to liquidate assets. The calculations are appropriately pro rated for any period of less than one quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment management agreement, as of the termination date), and equals (1) 20% of (a) net realized capital gains (aggregate realized capital gains less aggregate realized capital losses) on a cumulative basis from the closing date of this offering to the end of such fiscal year, less (b) any unrealized capital losses at the end of such fiscal year based on the valuation of each investment on the applicable calculation date compared to its adjusted cost basis (such difference, “Adjusted Realized Capital Gains”), less (2) the aggregate amount of all Capital Gains Fees paid to KAFA in prior fiscal years. The calculation of the Capital Gains Fee includes any capital gains that result from the cash distributions that are treated as a return of capital. In that regard, any such return of capital is treated as a decrease in the cost basis of an investment for purposes of calculating the Capital Gains Fee.

Realized capital gains on an investment are calculated as the excess of the net amount realized from the sale or other disposition of such security over the adjusted cost basis for the security. Realized capital losses on a security are calculated as the amount by which the net amount realized from the sale or other disposition of such security is less than the adjusted cost basis of such security. Unrealized capital loss on a security is calculated as the amount by which the adjusted cost basis of such security exceeds the fair value of such security at the end of a fiscal year.

For the year ended November 30, 2007, the Company paid $3,751 in base management fees, net of $1,088 in fee waivers, and $59 in incentive Capital Gains Fees. For the period September 21, 2006 (inception) through November 30, 2006, the Company paid $571 in base management fees, net of $228 in fee waivers, and none in incentive fees.

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

The Company believes that there is significant ambiguity in the application of existing SEC staff interpretations of the term “voting security” to complex structures such as limited partnership interests of the kind in which the Company invests. As a result, it is possible that the SEC staff may consider that certain securities

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

investments in limited partnerships are voting securities under the staff’s prevailing interpretations of this term. If such determination is made, the Company may be regarded as a person affiliated with and controlling the issuer(s) of those securities for purposes of Section 17 of the 1940 Act.

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

The Company had the following portfolio investments at November 30, 2007, among others, for which the Company assessed its ability to “control,” or its status as an “affiliate” of, such portfolio companies, as each term is defined under the 1940 Act. As further described in the following paragraphs, the Company believes that it does not “control” and is not an “affiliate” of any of the following portfolio companies.

Millennium Midstream Partners, LP — At November 30, 2007, the Company held approximately 39% of the partnership interest of Millennium Midstream Partners, LP (“Millennium”). One of the Company’s Vice Presidents serves as a director on the board of the general partner for Millennium. The Company believes that it does not “control” and is not an “affiliate” of Millennium, each as defined in the 1940 Act. In this regard, the Company believes that the securities of Millennium should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Millennium.

VantaCore Partners LP — At November 30, 2007, assuming conversion of its convertible note, the Company would hold approximately 23% of the partnership interest of VantaCore Partners LP (“VantaCore”). One of the Company’s Vice Presidents serves as a director on the board of the general partner for VantaCore. The Company believes that it does not “control” and is not an “affiliate” of VantaCore, each as defined in the 1940 Act. In this regard, the Company believes that the securities of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of VantaCore.

Direct Fuels Partners, L.P. — At November 30, 2007, the Company held approximately 38% of the partnership interest of Direct Fuels Partners, L.P. (“Direct Fuels”). The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. The Company believes that it does not “control” and is not an “affiliate” of Direct Fuels, each as defined in the 1940 Act. In this regard, the Company believes that the securities of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its President and Chief Executive Officer, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Direct Fuels.

International Resource Partners LP — At November 30, 2007, the Company held approximately 28% of the partnership interest of International Resource Partners LP (“IRI”). The Company currently does not have a member of its management team serving as a director on the board of the general partner for IRI. The Company believes that it does not “control” and is not an “affiliate” of IRI, each as defined in the 1940 Act. In this regard, the Company believes that the securities of IRI should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that the Company does

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRI.

C. Other Affiliations — For the year ended November 30, 2007 and the period of September 21, 2006 (inception) through November 30, 2006, KA Associates, Inc., an affiliate of KAFA, earned approximately $1 and $2, respectively, in brokerage commissions from portfolio transactions executed on behalf of the Company.

Robert V. Sinnott is member of the Company’s board of directors and a senior executive of Kayne Anderson Capital Advisors, L.P. (“KACALP”), the managing member of KAFA. Mr. Sinnott also serves as a director on the board of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P. Members of senior management and various advisory clients of KACALP and KAFA own units of Plains All American GP LLC. Various advisory clients of KACALP and KAFA, including the Company, own units in Plains All American Pipeline, L.P. The Company believes that it may be an affiliate of Plains All American, L.P. under federal securities laws.

4.	INVESTMENT TRANSACTIONS

For the year ended November 30, 2007, the Company purchased and sold securities in the amount of $318,423 and $90,193 (including $39,500 and $25,457 of U.S. Treasuries, respectively, but excluding other short-term investments). For the period September 21, 2006 (inception) through November 30, 2006, the Company purchased and sold securities in the amount of $102,578 and $3,153 (excluding short-term investments), respectively.

5.	RESTRICTED SECURITIES

From time to time, certain of the Company’s investments may be restricted as to resale. For instance, private investments that are not registered under the Securities Act of 1933 and cannot, as a result, be offered for public sale in a non-exempt transaction without first being registered. In other cases, certain of the Company’s investments have restrictions such as lock-up agreements that preclude the Company from offering these securities for public sale.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

At November 30, 2007, the following restricted securities for which reliable market quotes are not readily available are valued in accordance with the procedures established by the board of directors and more fully described in Note 2 — Significant Accounting Policies.

			Number of
			Units,				Fair
			Warrants, or				Value per	Percent	Percent
		Type of	Principal ($)	Acquisition		Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Date	Cost Basis	Value	Warrant	Assets	Assets

Atlas Energy Resources, LLC	Common Units	(1)(2)(3)	91	6/29/2007	$2,211	$2,706	$29.72	1.1%	0.8%
Atlas Energy Resources, LLC	Common Units	(1)(2)	40	6/29/2007	995	1,199	30.15	0.5	0.3
BreitBurn Energy Partners L.P.	Common Units	(2)	73	5/24/2007	2,271	2,102	28.89	0.9	0.6
Constellation Energy Partners LLC	Common Units	(1)(2)(4)	36	7/25/2007	1,236	1,217	33.40	0.5	0.3
Constellation Energy Partners LLC	Common Units	(1)(2)	29	7/25/2007	1,001	967	33.56	0.5	0.3
Copano Energy, L.L.C.	Common Units	(1)(2)	72	10/19/2007	2,500	2,590	35.91	1.1	0.7
Direct Fuels Partners, L.P.	Class B Common Units	(5)	2,500	6/11/2007	44,109	46,675	18.67	19.0	13.1
Direct Fuels Partners, L.P.	Class A Warrants	(5)	2,500	6/11/2007	4,700	4,575	1.83	1.9	1.3
International Resource Partners LP	Class A Common Units	(5)	1,500	6/12/2007	29,393	30,000	20.00	12.2	8.4
Millennium Midstream Partners, LP	Class B Common Units	(5)	2,375	12/28/2006	40,635	44,223	18.62	18.0	12.4
Millennium Midstream Partners, LP	Class A Warrants	(5)	2,375	12/28/2006	3,919	3,278	1.38	1.3	0.9
ProPetro Services, Inc.	Warrants	(5)	2,905	2/15/2007	2,469	109	0.04	0.0	0.0
ProPetro Services, Inc.	Term Loan	(5)	$35,000	2/15/2007	32,092	34,326	n/a	14.0	9.7
Quest Midstream Partners, L.P.	Common Units	(5)	350	10/16/2007	7,000	7,000	20.00	2.9	2.1
VantaCore Partners LP	Common Units	(1)(5)	91	5/22/2007	1,770	1,916	21.00	0.8	0.5
VantaCore Partners LP	Convertible Note	(5)	$7,000	5/22/2007	7,030	7,350	n/a	3.0	2.1
VantaCore Partners LP	Term Loan	(5)	$7,500	5/22/2007	7,500	7,500	n/a	3.0	2.1

Total of securities valued by the board of directors					$190,831	$197,733		80.7%	55.6%

At November 30, 2007, the following restricted securities are valued using prices provided by a principal market maker, syndicate bank or an independent pricing service and more fully described in Note 2 — Significant Accounting Policies.

			Number of
			Units,				Fair
			Warrants, or				Value per	Percent	Percent
		Type of	Principal ($)	Acquisition		Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Date	Cost Basis	Value	Warrant	Assets	Assets

Beryl Oil and Gas LP	Term Loan	(5)(6)	$2,933	(7)	$2,960	$2,890	n/a	1.2%	0.8%
CDX Funding, LLC	Term Loan	(5)(6)	$4,550	(7)	4,645	4,345	n/a	1.8	1.2
Dresser, Inc.	Term Loan	(5)(6)	$5,000	(7)	4,775	4,800	n/a	2.0	1.4
Knight, Inc.	Preferred Stock	(5)	5	(7)	5,031	4,965	n/a	2.0	1.4
SandRidge Energy Inc.	Bridge Loan	(5)(6)	$5,700	(7)	5,699	5,700	n/a	2.3	1.6
Seitel, Inc.	Corporate Bond	(5)	$2,000	(7)	1,972	1,730	n/a	0.7	0.5
SemGroup, L.P.	Corporate Bond	(5)	$9,000	(7)	8,935	8,595	n/a	3.5	2.4
Stallion Oilfield Services Ltd.	Term Loan	(5)(6)	$5,000	(7)	4,906	4,925	n/a	2.0	1.4
Targa Resources, Inc.	Corporate Bond	(5)	$4,580	(7)	4,604	4,488	n/a	1.8	1.3
Targa Resources, Inc.	Letter of Credit	(5)(6)	$1,664	(7)	1,660	1,637	n/a	0.7	0.5
Targa Resources, Inc.	Term Loan	(5)(6)	$2,983	(7)	3,001	2,934	n/a	1.2	0.8
Trident Resources Corp.	Warrants	(5)(6)	100	(7)	411	75	$0.75	0.0	0.0

Total of securities valued by prices provided by market maker or independent pricing service					$48,599	$47,084		19.2%	13.3%

Total of all restricted securities					$239,430	$244,817		99.9%	68.9%

(1)	Security subject to lock-up agreement.

(2)	Security of a publicly-traded company that is unregistered.

(3)	These exchange listed Common Units were converted from Class D units on November 14, 2007.

(4)	These exchange listed Common Units were converted from Class F units on November 12, 2007.

(5)	Unregistered security of a private company.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

(6)	Corporate bank loan or equity warrant with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank or principal market maker. These securities have limited trading volume due to no listing on a national exchange. The syndicate bank or principal market maker is the active exchange for such security.

(7)	Acquired at various times throughout the current fiscal year and/or prior fiscal year in terms of shares, warrants and principal.

As of November 30, 2006, the Company did not have any investments that were restricted from resale.

6.	SENIOR SECURED AND TREASURY SECURED REVOLVING CREDIT FACILITIES

On June 4, 2007, the Company established two credit facilities, each with a three-year term totaling $200,000. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has initial availability of $100,000 with the ability to increase availability to $250,000. Interest on the Investment Facility will be charged at LIBOR plus 125 basis points or the prime rate plus 25 basis points. The second facility, the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permits the Company to borrow up to $100,000 and invest the proceeds in U.S. government securities. Interest on the Treasury Facility will be charged at LIBOR plus 20 basis points or the prime rate.

Investment Facility — The obligations under the Investment Facility are collateralized by substantially all of the Company’s assets (excluding investments in U.S. government securities), and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio, on a consolidated basis, of total assets (excluding collateral under the Treasury Facility) less liabilities (other than indebtedness) to aggregate indebtedness (excluding indebtedness under the Treasury Facility and non-recourse indebtedness of special purpose subsidiaries) of the Company and its subsidiaries, of not less than 2.50:1.0, (b) maintaining the value of the portion of the Company’s portfolio that can be converted into cash within specified time periods and valuations at no less than 10% of the principal amount outstanding under the Investment Facility (less fully cash collateralized letters of credit) during any period when adjusted outstanding principal amounts exceed a specified threshold percentage of the Company’s adjusted borrowing base, (c) maintaining consolidated net assets at each fiscal quarter end of not less than the greater of: 40% of the consolidated total assets of the Company and its subsidiaries, and $100,000 plus 25% of the net proceeds from any sales of equity securities by the Company and its subsidiaries subsequent to the closing of the Investment Facility, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends and other specified restricted payments, (h) limitations on disposition of assets, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiaries, (k) limitations on sale and leaseback transactions, (l) limitations on specified hedging transactions, (m) limitations on changes in accounting treatment and reporting practices, (n) limitations on specified amendments to the Company’s investment management agreement during the continuance of a default, (o) limitations on the aggregate amount of unfunded commitments, and (p) limitations on establishing deposit, securities or similar accounts not subject to control agreements in favor of the lenders. The Investment Facility also contains customary representations and warranties and events of default.

As of November 30, 2007, the Company had $85,000 of borrowings under its Investment Facility at a weighted average interest rate of 5.99%.

Treasury Facility — The obligations under the Treasury Facility are collateralized by U.S. government securities held in certain accounts and are guaranteed by the Company’s existing and future subsidiaries, other than special purpose subsidiaries. The Treasury Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio, on a consolidated basis, of total assets (excluding cash collateral) less liabilities (other than indebtedness) to aggregate indebtedness (excluding indebtedness under the Treasury Facility and non-recourse indebtedness of special purpose subsidiaries) of the Company and its subsidiaries, of not less than 2.50:1.0, (b) maintaining the value of the portion of the Company’s portfolio that can be converted into cash within specified time

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

periods and valuations at no less than 10% of the principal amount outstanding under the Treasury Facility during any period when adjusted outstanding principal amounts exceed a specified threshold percentage of the Company’s adjusted borrowing base, (c) maintaining consolidated net assets at each fiscal quarter end of not less than the greater of: 40% of the consolidated total assets of the Company and its subsidiaries, and $100,000 plus 25% of the net proceeds from any sales of equity securities by the Company and its subsidiaries subsequent to the closing of the Treasury Facility, (d) maintaining a ratio, on a consolidated basis, of cash collateral to the aggregate principal amounts outstanding under the Treasury Facility, of not less than 1.01:1.0, (e) limitations on additional indebtedness, (f) limitations on liens, (g) limitations on mergers and other fundamental changes, (h) limitations on dividends and other specified restricted payments, (i) limitations on disposition of assets, (j) limitations on transactions with affiliates, (k) limitations on agreements that prohibit liens on properties of the Company and its subsidiaries, (l) limitations on sale and leaseback transactions, (m) limitations on specified hedging transactions, (n) limitations on changes in accounting treatment and reporting practices, (o) limitations on specified amendments to the Company’s investment management agreement during the continuance of a default, and (p) limitations on the aggregate amount of unfunded commitments. The Treasury Facility also contains customary representations and warranties and events of default.

As of November 30, 2007, the Company had $14,000 of borrowings under its Treasury Facility at an interest rate of 7.50%. On January 31, 2008, we terminated our Treasury Facility. All amounts of principal and interest were paid in full, and we sold $14,358 of U.S. Treasury Bills, which were held as collateral for our amount outstanding under the Treasury Facility.

At November 30, 2007, the Company was in compliance with all financial and operational covenants required by the Investment and Treasury Facilities.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except share and per share amounts)

7.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the year ended November 30, 2007 and the period September 21, 2006 (inception) to November 30, 2006.

	November 30,		November 30,
	2007		2006

Per Share of Common Stock
Net asset value, beginning of period	$24.19		$23.32

Income from Operations(1)
Net investment income	0.36		0.09
Net realized and unrealized gain on investments	1.18		0.78

Total income from investment operations	1.54		0.87

Dividends and Distributions(2)
Dividends from net investment income	(0.57)		—
Dividends from net realized short-term capital gains	(0.38)		—
Distributions from net realized long-term capital gains	(0.15)		—
Distributions — return of capital	(0.24)		—

Total Dividends and Distributions	(1.34)		—

Net asset value, end of period	$24.39		$24.19

Market value per share, end of period	$23.14		$22.32

Total investment return based on market value(3)	9.3%		(10.7)%

Supplemental Data and Ratios(4)
Net assets, end of period	$245,133		$241,914
Ratio of expenses to average net assets, including investment management fee waivers and deferred income taxes	4.2%		2.6%
Ratio of expenses to average net assets, excluding investment management fee waivers and deferred income taxes	3.8%		3.1%
Ratio of expenses to average net assets, excluding investment management fee waivers, deferred income taxes and interest expense	2.8%		3.1%
Ratio of net investment income to average net assets	1.5%		1.9%
Net increase in net assets resulting from operations to average net assets	6.2	%(5)	3.7	%(5)
Portfolio turnover rate	28.8	%(6)	5.6	%(6)
Average amount of borrowings outstanding under the Credit Facilities	$32,584		—
Average amount of borrowings outstanding per share of common stock during the period	$3.25		—

(1)	Based on average shares of common stock of 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

(2)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal year ended November 30, 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

(3)	Not annualized for the period September 21, 2006 through November 30, 2006. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(4)	Unless otherwise noted, ratios are annualized.

(5)	Not annualized.

(6)	Not annualized for the period September 21, 2006 through November 30, 2006. For the fiscal year ended November 30, 2007 and for the period September 21, 2006 through November 30, 2006, calculated based on the sales of long-term investments of $64,736 and $3,153, respectively, divided by the quarterly average long-term investment balance of $224,548 and $56,730, respectively.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS — (CONCLUDED)
(amounts in 000’s, except share and per share amounts)

8.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. Transactions in common shares for the year ended November 30, 2007 were as follows:

Shares outstanding at November 30, 2006	10,000,060
Shares issued through reinvestment of dividends and distributions	50,386

Shares outstanding at November 30, 2007	10,050,446

9.	UNAUDITED INTERIM FINANCIAL DATA

Set forth below is unaudited interim consolidated financial information for the periods covered by these consolidated financial statements.

	For the	For the	For the	For the
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2007	2007	2007	2007

Net dividends and distributions	$88	$189	$249	$(52)
Interest income	2,702	2,816	2,574	2,930
Total investment income	2,790	3,005	2,823	2,878
Net investment income (loss)	1,423	1,568	1,004	(389)
Net realized gains	901	2,243	400	1,979
Net change in unrealized gains (losses)	8,076	4,486	(6,146)	(165)
Net increase (descrease) in net assets resulting from operations	10,400	8,297	(4,742)	1,425
Total income (loss) from operations, per share	$1.04	$0.83	$(0.47)	$0.14

10.	SUBSEQUENT EVENTS

On January 17, 2008, the Company paid a dividend to its common stockholders in the amount of $0.41 per share, for a total of $4,121. Of this total, pursuant to the Company’s dividend reinvestment plan, $594 was used to purchase shares of common stock in the open market to satisfy the reinvestment plan.

On January 22, 2008, the Company announced that it no longer intends to be treated as a RIC under the Code. As a result of this change, the Company will be taxed as a corporation for its fiscal year ended November 30, 2008 and for future fiscal years, paying federal and applicable state corporate taxes on its taxable income and capital gains. As a result of this change in tax status, at a 37% tax rate, the Company’s net asset value impact would have been approximately $0.36 per share, or 1.5%, as of November 30, 2007. The Company will continue to be regulated as a BDC under the 1940 Act.

On January 31, 2008, we terminated our Treasury Facility. All amounts of principal and interest were paid in full, and we sold $14,358 of U.S. Treasury Bills, which were held as collateral for our amount outstanding under the Treasury Facility.

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

Date: February 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Kevin S. McCarthy Kevin S. McCarthy	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2008

/s/ Terry A. Hart Terry A. Hart	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 13, 2008

/s/ William R. Cordes William R. Cordes	Director	February 13, 2008

/s/ Barry R. Pearl Barry R. Pearl	Director	February 13, 2008

/s/ Albert L. Richey Albert L. Richey	Director	February 13, 2008

/s/ Robert V. Sinnott Robert V. Sinnott	Director	February 13, 2008

/s/ William L. Thacker William L. Thacker	Director	February 13, 2008

Directors and Corporate Officers
Kevin S. McCarthy	Chairman of the Board of Directors, President and Chief Executive Officer
William R. Cordes	Director
Barry R. Pearl	Director
Albert L. Richey	Director
Robert V. Sinnott	Director
William L. Thacker	Director
Terry A. Hart	Chief Financial Officer and Treasurer
David J. Shladovsky	Chief Compliance Officer and Secretary
J.C. Frey	Vice President, Assistant Secretary and Assistant Treasurer
James C. Baker	Vice President
Ron M. Logan, Jr.	Vice President

Investment Adviser	Administrator
KA Fund Advisors, LLC 717 Texas Avenue, Suite 3100 Houston, TX 77002	Bear Stearns Funds Management Inc. 383 Madison Avenue New York, NY 10179

1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	Stock Transfer Agent and Registrar American Stock Transfer & Trust Company 59 Maiden Lane New York, NY 10038

Custodian	Independent Registered Public Accounting Firm
Custodial Trust Company 101 Carnegie Center Princeton, NJ 08540	PricewaterhouseCoopers LLP 350 South Grand Avenue Los Angeles, CA 90071

Legal Counsel Paul, Hastings, Janofsky & Walker LLP 55 Second Street, 24th Floor San Francisco, CA 94105

For stockholder inquiries, registered stockholders should call (800) 937-5449. For general inquiries, please call (888) 533-1232/KED-1BDC; or visit us on the web at http://www.kaynefunds.com.