Form 10-Q
period 2008-02-29
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2008-04-09
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00725

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	20-4991752 (I.R.S. Employer Identification Number)

717 Texas Avenue, Suite 3100 Houston, Texas	77002 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(713) 493-2020

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,050,446 shares outstanding as of April 2, 2008.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF FEBRUARY 29, 2008
(amounts in 000’s)
(UNAUDITED)

	No. of
Description:	Shares/Units	Value

Long-Term Investments — 125.2%
Equity Investments(a) — 98.5%
Publicly Traded MLP and MLP Affiliate(b) — 35.1%
Atlas Energy Resources, LLC	131	$4,353
Atlas Pipeline Partners, L.P	55	2,419
BreitBurn Energy Partners L.P	73	1,603
Buckeye Partners, L.P.	30	1,472
Calumet Specialty Products Partners, L.P.	103	3,114
Capital Product Partners L.P.	30	600
Constellation Energy Partners LLC	65	1,370
Copano Energy, L.L.C.	80	2,928
Crosstex Energy, L.P.	31	993
DCP Midstream Partners, LP	62	2,259
Duncan Energy Partners L.P.	63	1,336
Eagle Rock Energy Partners, L.P.	24	364
El Paso Pipeline Partners, L.P.	20	469
Enbridge Energy Management, L.L.C.(c)	51	2,660
Enbridge Energy Partners L.P.	30	1,502
Energy Transfer Equity, L.P.	32	1,078
Energy Transfer Partners, L.P.	17	815
Enterprise Products Partners L.P.	211	6,544
Exterran Partners, L.P.	37	1,198
Global Partners LP	119	3,262
Hiland Partners, LP	31	1,569
Inergy, L.P.	79	2,313
Kinder Morgan Management, LLC(c)	12	678
K-Sea Transportation Partners L.P.	11	379
Legacy Reserves LP	25	541
Magellan Midstream Partners, L.P.	63	2,737
MarkWest Energy Partners, L.P.	76	2,612
Martin Midstream Partners L.P.	50	1,680
NuStar Energy L.P.	11	567
ONEOK Partners, L.P	90	5,589
OSG America L.P	46	640
Penn Virginia Resource Partners, L.P.	16	439
Plains All American Pipeline, L.P.(d)	103	4,907
Regency Energy Partners LP	46	1,364
SemGroup Energy Partners, L.P.	35	860
Spectra Energy Partners, LP	35	856
Targa Resources Partners LP	54	1,316
TC PipeLines, LP	84	2,853
Teekay LNG Partners L.P	69	2,074
Teekay Offshore Partners L.P.	54	1,375
TEPPCO Partners, L.P.	87	3,285
Williams Partners L.P.	95	3,526

		82,499

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF FEBRUARY 29, 2008
(amounts in 000’s)
(UNAUDITED)

	No. of
Description:	Shares/Units	Value

Private MLP(e)(f) — 63.3% Direct Fuels Partners, L.P.(g)	2,500	$48,300
Direct Fuels Partners, L.P. — Warrants(h)	2,500	4,200
International Resource Partners LP	1,500	30,000
Millennium Midstream Partners, LP	2,375	51,063
Quest Midstream Partners, L.P.	350	6,650
VantaCore Partners LP	441	8,825

		149,038

Other Private Equity(e) — 0.1%
ProPetro Services, Inc. — Warrants(f)(i)	2,905	84
Trident Resources Corp. — Warrants(j)	100	75

		159

Total Equity Investments (Cost $214,441)		231,696

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF FEBRUARY 29, 2008
(amounts in 000’s)
(UNAUDITED)

	Interest	Maturity	Principal
Description:	Rate	Date	Amount	Value

Fixed Income Investments(e) — 26.7%
Midstream — 5.4%
SemGroup, L.P	8.75%	11/15/15	$9,000	$8,370
Targa Resources, Inc.	8.50	11/01/13	4,580	4,248

				12,618

Upstream — 1.0%
CDX Funding, LLC	(k)	3/31/13	2,550	2,295

				2,295

Oilfield Services — 17.1%
Dresser, Inc.	(l)	5/04/15	5,000	4,350
ProPetro Services, Inc.(f)	(m)	2/15/13	35,000	30,081
Seitel, Inc.	9.75	2/15/14	2,000	1,660
Stallion Oilfield Services Ltd.	(n)	7/18/12	5,000	4,225

				40,316

Aggregates and Mining — 3.2%
VantaCore Partners LP(f)	(o)	5/21/14	7,500	7,500

				7,500

Total Fixed Income Investments (Cost $67,494)				62,729

Total Long-Term Investments (Cost $281,935)				294,425

Short-Term Investments — 3.4%
Repurchase Agreements — 3.4%
Bear, Stearns & Co. Inc. (Agreements dated 2/29/08 to be repurchased at $8,087), collateralized by $8,329 in U.S. Treasury Bonds (Cost $8,057)	1.85	3/01/08		8,057

Total Investments — 128.6% (Cost $289,992)				302,482

Senior Secured Revolving Credit Facility Borrowings				(67,500)
Other Assets in Excess of Other Liabilities				302

Net Assets				$235,284

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Security is not treated as an eligible portfolio security for purposes of business development company (“BDC”) qualification.

(c)	Distributions are paid in-kind.

(d)	The Company believes that it may be an affiliate of Plains All American, L.P. (see Note 5).

(e)	Unless otherwise noted, security is treated as an eligible portfolio security for purposes of BDC qualification.

(f)	Fair valued and restricted security (see Notes 2, 3 and 7).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF FEBRUARY 29, 2008
(amounts in 000’s)
(UNAUDITED)

(g)	The Class B common units are redeemable at the option of Direct Fuels Partners, L.P. at the price of $20.00 per unit.

(h)	Warrants are non-income producing, expire on June 8, 2017 and provide the Company the right to purchase 2,500 Class A common units at a price of $20.00 per unit.

(i)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(j)	Warrants are non-income producing and expire on November 30, 2013.

(k)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 625 basis points (11.39% as of February 29, 2008).

(l)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (8.82% as of February 29, 2008).

(m)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 900 basis points (13.73% as of February 29, 2008).

(n)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 450 basis points (7.61% as of February 29, 2008).

(o)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 550 basis points (10.23% as of February 29, 2008).

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	No. of
Description:	Shares/Units	Value

Regency Energy Partners LP	46	$1,419
SemGroup Energy Partners, L.P.	40	1,073
Spectra Energy Partners, LP	32	791
Targa Resources Partners LP	60	1,702
TC PipeLines, LP	84	3,086
Teekay LNG Partners L.P	77	2,277
Teekay Offshore Partners L.P.(f)	54	1,398
TEPPCO Partners, L.P.	80	3,158
Williams Partners L.P.	95	3,922

		92,666

Private MLP — 56.2%
Direct Fuels Partners, L.P.(e)(k)	2,500	46,675
Direct Fuels Partners, L.P. — Warrants(e)(l)	2,500	4,575
International Resource Partners LP(e)(m)	1,500	30,000
Millennium Midstream Partners, LP(e)(n)	2,375	44,223
Millennium Midstream Partners, LP — Warrants(e)(o)	2,375	3,278
Quest Midstream Partners, L.P.(e)(p)	350	7,000
VantaCore Partners LP(e)(q)	91	1,916

		137,667

Other Private Equity — 2.1%
Knight, Inc. — Preferred Stock(r)	5	4,965
ProPetro Services, Inc. — Warrants(e)(s)	2,905	109
Trident Resources Corp. — Warrants(t)	100	75

		5,149

Total Equity Investments (Cost $220,334)		235,482

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	Interest	Maturity	Principal
Description:	Rate	Date	Amount	Value

Fixed Income Investments — 37.2%
Midstream — 7.2%
SemGroup, L.P	8.75%	11/15/15	$9,000	$8,595
Targa Resources, Inc.	8.50	11/01/13	4,580	4,488
Targa Resources, Inc.	(u)	10/31/12	1,664	1,637
Targa Resources, Inc.	(v)	10/31/12	2,983	2,934

				17,654

Upstream — 5.3%
Beryl Oil and Gas LP	(w)	7/14/11	2,933	2,890
CDX Funding, LLC	(x)	3/31/13	4,550	4,345
SandRidge Energy Inc.	(y)	4/14/12	5,700	5,700

				12,935

Oilfield Services — 18.7%
Dresser, Inc.	(z)	5/04/15	5,000	4,800
ProPetro Services, Inc.(e)	(aa)	2/15/13	35,000	34,326
Seitel, Inc.	9.75	2/15/14	2,000	1,730
Stallion Oilfield Services Ltd.	(bb)	7/18/12	5,000	4,925

				45,781

Aggregates and Mining — 6.0%
VantaCore Partners LP(e)(cc)	9.00	5/21/27	7,000	7,350
VantaCore Partners LP(e)	(dd)	5/21/14	7,500	7,500

				14,850

Total Fixed Income Investments (Cost $89,779)				91,220

Total Long-Term Investments (Cost $310,113)				326,702

Short-Term Investments — 10.2%
U.S. Treasury Bills — 5.8%
U.S. Treasury Bills — (Cost $14,251)	3.075	2/28/08	14,358	14,250
Repurchase Agreements — 4.4%
Bear, Stearns & Co. Inc. (Agreements dated 11/30/07 to be repurchased at $10,772), collateralized by $11,105 in U.S. Treasury Bonds (Cost $10,769)	3.15	12/01/07		10,769

Total Short-Term Investments (Cost $25,020)				25,019

Total Investments — 143.5% (Cost $335,133)				351,721

Senior Secured Revolving Credit Facility Borrowings				(85,000)
Treasury Secured Revolving Credit Facility Borrowings				(14,000)
Other Liabilities in Excess of Other Assets				(7,588)

Net Assets				$245,133

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

(a)	Unless otherwise noted, security is treated as an eligible portfolio security for purposes of BDC qualification.

(b)	Unless otherwise noted, equity investments are common units/common shares.

(c)	Security is not treated as an eligible portfolio security for purposes of BDC qualification.

(d)	Unless otherwise noted, a security is treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At November 30, 2007, the Company had 23.0% of its total assets invested in securities treated as publicly traded partnerships. From inception through the fiscal year ended November 30, 2007, it was the Company’s intention to be treated as a RIC for tax purposes. On January 22, 2008, the Company announced that it would no longer intend to be treated as a RIC under the Code.

(e)	Fair valued and restricted security (see Notes 2, 3 and 7).

(f)	Security is not treated as a publicly traded partnership for RIC qualification purposes.

(g)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

(h)	Distributions are paid in-kind.

(i)	Prior to August 20, 2007, security was known as Universal Compression Partners, L.P., as disclosed on our Schedule of Investments as of November 30, 2006.

(j)	Prior to April 2, 2007, security was known as Valero L.P., as disclosed on our Schedule of Investments as of November 30, 2006.

(k)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED DF Investment Partners, LP and KED DF Investment GP, LLC. The Class B common units are redeemable at the option of Direct Fuels Partners, L.P. at the price of $20.00 per unit.

(l)	Warrants are non-income producing, expire on June 8, 2017 and provide the Company the right to purchase 2,500 Class A common units at a price of $20.00 per unit.

(m)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED LCP Investment Partners, LP and KED LCP Investment GP, LLC.

(n)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC. The Class B common units are redeemable at the option of Millennium Midstream Partners, LP at the price of $20.00 per unit.

(o)	Warrants are non-income producing, expire on December 28, 2016 and provide the Company the right to purchase 2,375 Class A common units at a price of $20.00 per unit.

(p)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC.

(q)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED VP Investment Partners, LP and KED VP Investment GP, LLC.

(r)	Preferred stock of Knight, Inc. (f.k.a, Kinder Morgan, Inc.) paying a fixed dividend rate of 8.33% until August 12, 2012 and LIBOR + 390 basis points thereafter. The maturity date for this security is August 12, 2057.

(s)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

(t)	Warrants are non-income producing and expire on November 30, 2013.

(u)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.07% as of November 30, 2007).

(v)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 200 basis points (7.20% as of November 30, 2007).

(w)	Prior to May 23, 2007, security was known as Coldren Resources, Inc. Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.70% as of November 30, 2007).

(x)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 625 basis points (11.39% as of November 30, 2007).

(y)	Floating rate unsecured bridge loan facility. Security pays interest at a rate of LIBOR + 363 basis points (8.85% as of November 30, 2007).

(z)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (11.13% as of November 30, 2007).

(aa)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 900 basis points (14.23% as of November 30, 2007).

(bb)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 450 basis points (9.38% as of November 30, 2007).

(cc)	Fixed rate subordinated convertible note. Security is convertible into 350,000 common units at a conversion price of $20.00 per common unit.

(dd)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 550 basis points (10.73% as of November 30, 2007).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	February 29,
	2008	November 30,
	(Unaudited)	2007

ASSETS
Investments, at fair value:
Non-affiliated (Cost — $277,504 and $305,604, respectively)	$289,518	$321,328
Affiliated (Cost — $4,431 and $4,509, respectively)	4,907	5,374
U.S. Treasury Bills, at fair value (Cost — $0 and $14,251, respectively)	—	14,250
Repurchase agreements (Cost — $8,057 and $10,769, respectively)	8,057	10,769

Total investments (Cost — $289,992 and $335,133, respectively)	302,482	351,721
Deposits with brokers	122	121
Receivable for securities sold	5,477	766
Interest, dividends and distributions receivable	1,567	1,515
Debt issuance costs, prepaid expenses and other assets	1,050	1,264

Total Assets	310,698	355,387

LIABILITIES
Senior secured revolving credit facility	67,500	85,000
Treasury secured revolving credit facility	—	14,000
Payable for securities purchased	907	6,967
Investment management fee payable	1,380	1,355
Accrued directors’ fees and expenses	71	78
Accrued expenses and other liabilities	882	863
Deferred tax liability	4,674	1,991

Total Liabilities	75,414	110,254

NET ASSETS	$235,284	$245,133

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at February 29, 2008 and November 30, 2007; 10,050,446 shares issued and outstanding at February 29, 2008 and November 30, 2007, respectively)	$10	$10
Paid-in capital	228,086	231,535
Accumulated net investment income (loss), net of income taxes, less dividends	(1,719)	(409)
Accumulated net realized gains (losses) on investments, net of income taxes	1,291	(19)
Net unrealized gains on investments, net of income taxes	7,616	14,016

NET ASSETS	$235,284	$245,133

NET ASSET VALUE PER SHARE	$23.41	$24.39

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)
(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2008	2007

INVESTMENT INCOME
Income
Dividends and Distributions:
Non-affiliated investments	$4,390	$838
Affiliated investments	87	41

Total dividends and distributions	4,477	879
Return of capital	(4,322)	(791)

Net dividends and distributions	155	88

Interest	2,501	2,702

Total investment income	2,656	2,790

Expenses
Base investment management fees	1,380	1,058
Incentive investment management fees	—	177
Professional fees	260	156
Directors’ fees	72	63
Administration fees	55	56
Insurance	37	38
Custodian fees	20	15
Other expenses	183	148

Total Expenses — Before Base Investment Management Fee Waivers and Interest Expense	2,007	1,711
Base investment management fee waivers	—	(303)
Interest expense	1,684	—

Total Expenses	3,691	1,408

Net Investment Income (Loss) — Before Income Taxes	(1,035)	1,382
Deferred income tax benefit	397	41

Net Investment Income (Loss)	(638)	1,423

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains
Investments	2,086	901
Deferred income tax expense	(776)	—

Net Change in Realized Gains	1,310	901

Net Change in Unrealized Gains (Losses)
Investments	(4,096)	8,090
Deferred income tax benefit (expense)	1,524	(14)
Deferred income tax expense — conversion to a taxable corporation	(3,828)	—

Net Change in Unrealized Gains (Losses)	(6,400)	8,076

Net Realized and Unrealized Gains (Losses)	(5,090)	8,977

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,728)	$10,400

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

	Three Months
	Ended		For the Year
	February 29,		Ended
	2008		November 30,
	(Unaudited)		2007

OPERATIONS
Net investment income (loss)	$(638)		$3,606
Net realized gains	1,310		5,523
Net change in unrealized gains (losses)	(2,572)		6,251
Net change in unrealized losses — conversion to taxable corporation	(3,828)		—

Net Increase (Decrease) in Net Assets Resulting from Operations	(5,728)		15,380

DIVIDENDS AND DISTRIBUTIONS
Dividends	(672	)(1)	(9,478	)(2)
Distributions from net realized long-term capital gains	—		(1,573	)(2)
Distributions — return of capital	(3,449	)(1)	(2,415	)(2)

Dividends and Distributions	(4,121)		(13,466)

CAPITAL STOCK TRANSACTIONS
Issuance of 50,386 shares of common stock from reinvestment of dividends	—		1,272
Underwriting discount and offering expenses	—		33

Net Increase in Net Assets from Capital Stock Transactions	—		1,305

Total Increase (Decrease) in Net Assets	(9,849)		3,219

NET ASSETS
Beginning of period	245,133		241,914

End of period	$235,284		$245,133

(1)	This is an estimate of the characterization of a portion of the total dividends paid to common stockholders for the three months ended February 29, 2008 as either a dividend (ordinary income) or distribution (return of capital). This estimate is based on the Company’s operating results during the period. The actual characterization of the common stock dividends made during the current year will not be determinable until after the end of the fiscal year when the Company can determine earnings and profits and, therefore, it may differ from the preliminary estimates.

(2)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal year ended November 30, 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)
(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(5,728)	$10,400
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(11,784)	(89,211)
Sale of U.S. Treasury Bills, net	14,250	—
Proceeds from sale of long-term investments	37,901	15,358
Sale of short-term investments	2,712	72,797
Realized gains on investments	(2,086)	(901)
Return of capital distributions	4,322	791
Unrealized losses (gains) on investments	4,096	(8,090)
Increase in deferred tax liability	2,683	—
Accretion of bond discount	(172)	(46)
Increase in deposits with brokers	(1)	(15)
Decrease (increase) in receivable for securities sold	(4,711)	541
Increase in interest, dividend and distributions receivable	(52)	(8)
Decrease in prepaid expenses and other assets	214	212
Decrease in payable for securities purchased	(6,060)	—
Increase in investment management fee payable	25	354
Increase (decrease) in accrued directors’ fees and expenses	(7)	8
Increase in accrued expenses and other liabilities	19	10

Net Cash Provided by Operating Activities	35,621	2,200

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior secured revolving credit facility	(17,500)	—
Repayments of treasury secured revolving credit facility	(14,000)	—
Cash distributions to shareholders	(4,121)	(2,200)

Net Cash Used in Financing Activities	(35,621)	(2,200)

NET INCREASE (DECREASE) IN CASH	—	—
CASH — BEGINNING OF PERIOD	—	—

CASH — END OF PERIOD	$—	$—

Supplemental disclosure of cash flow information:

During the three months ended February 29, 2008, state taxes paid were $37 and interest paid was $1,496. There were no federal and state taxes paid or interest paid during the three months ended February 28, 2007.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
(UNAUDITED)

1.	ORGANIZATION

Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced investment operations on September 21, 2006 and, prior to such date, had no operations other than the sale and issuance of 60 shares of common stock at an aggregate purchase price of $1.5 to KA Fund Advisors, LLC (“KAFA”) on August 2, 2006. The Company’s shares of common stock are listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “KED.” For fiscal year November 30, 2007 and prior, the Company was treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Effective December 1, 2007, the Company will be taxed as a corporation (see Note 4 — Income Taxes).

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

B. Interim Periods — The unaudited consolidated financial statements contained in this report include all material adjustments of a normal and recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation. The accompanying consolidated financial statements included herein should be read in conjunction with the financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

C. Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries which directly and indirectly owned securities in the Company’s portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to February 29, 2008, the Company owned subsidiary limited partnerships (which elected to be treated as taxable entities) and limited liability companies to make and hold certain of its private portfolio investments. These portfolio investments were consolidated in the Company’s schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets.

On February 29, 2008, all of the Company’s subsidiaries were dissolved and all of the assets and liabilities of the subsidiaries were distributed to the Company.

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
(amounts in 000’s, except per share amounts)
(UNAUDITED)

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

The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations will be determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors of the Company, the following valuation process, approved by the board of directors, will be used for such securities:

•	Investment Team Valuation. The applicable investments will initially be valued by the investment adviser’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions will be documented and discussed with senior management of KAFA, the Company’s investment adviser. Such valuations will be submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis. These valuations will stand for intervening periods of time unless a senior officer of KAFA determines that material adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee shall meet each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. The Valuation Committee’s valuation determinations will be subject to ratification by the board at its next regular meeting.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors will review the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consisted of certain limited procedures that the Company identified and requested them to perform. For the quarter ended February 29, 2008, the independent valuation firm provided limited procedures on investments in six portfolio companies comprising approximately 61.7% of the total investments at fair value as of February 29, 2008. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

•	Board of Directors Determination. The board of directors will consider the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The board of directors will consider the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

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
(amounts in 000’s, except per share amounts)
(UNAUDITED)

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

Unless otherwise determined by the board of directors, securities that are convertible into or otherwise will become publicly traded (e.g., through subsequent registration or expiration of a restriction on trading) will be valued using a valuation based on the market value of the publicly traded security less a discount. The discount will initially be equal in amount to the discount negotiated at the time of purchase. To the extent that such securities are convertible or otherwise become publicly traded within a time frame that may be reasonably determined, the investment adviser may determine an amortization schedule for the discount in accordance with a methodology approved by the Valuation Committee.

SFAS No. 157.  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

As of December 1, 2007, the Company adopted SFAS No. 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have any material effect on the Company’s net asset value.

At February 29, 2008, the Company held 79.4% of its net assets applicable to common stockholders (60.0% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at February 29, 2008 was $186,703.

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
(amounts in 000’s, except per share amounts)
(UNAUDITED)

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

For the three months ended February 29, 2008.  The Company estimated that 97% of the MLP distributions received would be treated as a return of capital and recorded as return of capital $4,322 of dividends and distributions received from its investments. This return of capital resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $236 and $4,086, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments.

For the three months ended February 28, 2007.  The Company estimated that 90% of the MLP distributions received would be treated as a return of capital and recorded as return of capital $791 of dividends and distributions received from its investments. This return of capital resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $31 and $760, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments.

I. Dividends and Distributions to Stockholders — Dividends and distributions to common stockholders are recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. The Company is unable to make final determinations as to the character of the dividend until after the end of the fiscal year. The Company informs its common stockholders in January following the fiscal year of the character of dividends deemed paid during the fiscal year.

J. Income Taxes — For the fiscal periods ended November 30, 2007 and November 30, 2006, the Company qualified for the tax treatment applicable to regulated investment companies under Subchapter M of the Code. For the fiscal periods, the Company was required to make the requisite distributions to its stockholders, which relieved it from federal income or excise taxes for these periods. Effective December 1, 2007, the Company will be taxed as a corporation and will pay federal and applicable state corporate taxes on its taxable income.

The Company invests primarily in MLPs, which generally are treated as partnerships for federal income tax purposes. As a limited partner in the MLPs, the Company includes its allocable share of the MLP’s taxable income in computing its own taxable income. Deferred income taxes reflect (i) taxes on unrealized gains / (losses), which are attributable to the temporary differences between fair market value and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating losses. To the extent the Company has a net deferred tax asset, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax law.

The Company may rely on information provided by the MLPs, which may not necessarily be timely, to estimate taxable income allocable to the MLP units held in the portfolio and to estimate the associated deferred tax

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

liability. Such estimates are made in good faith and reviewed in accordance with the valuation process approved by the Board of Directors. From time to time, the Company modifies its estimates or assumptions regarding the deferred tax liability as new information becomes available.

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

K. Organizational and Offering Costs — The Company treats organizational costs as an expense. Offering costs of approximately $812 incurred in connection with the sale of shares of common stock were charged to paid-in capital.

L. Indemnifications — Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company enters into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3.	FAIR VALUE

SFAS No. 157.  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

As of December 1, 2007, the Company adopted SFAS No. 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have any material effect on the Company’s net asset value. However, the adoption of the standard does require the Company to provide additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in the Company’s periodic filings.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

The following table presents our assets measured at fair value on a recurring basis at February 29, 2008.

Prices with
		Quoted Prices	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long-Term Investments	$294,425	$82,499	$25,223	$186,703

The Company did not have any liabilities that were measured at fair value on a recurring basis at February 29, 2008.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at November 30, 2007 and at February 29, 2008.

Long-Term
Assets at Fair Value Using Unobservable Inputs (Level 3)	Investments

Balance — November 30, 2007	$197,733
Transfers out of Level 3	(10,781)
Realized gains (losses)	—
Unrealized losses, net	(249)
Purchases, issuances or settlements	—

Balance — February 29, 2008	$186,703

The $249 of unrealized losses, net, presented in the table above relate to investments that are still held at February 29, 2008, and the Company presents these unrealized losses on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).

4.	INCOME TAXES

Deferred income taxes reflect (i) taxes on unrealized gains/(losses), which are attributable to the difference between fair market value and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating losses. Components of the Company’s deferred tax assets and liabilities are as follows:

	February 29,
	2008	November 30,
	(Unaudited)	2007

Deferred tax assets:
Organizational costs	$(20)	$—
Net operating loss carryforwards	(573)	(581)
Deferred tax liabilities:
Net unrealized gains on investment securities	4,876	2,572
Other temporary differences	391	—

Total net deferred tax liability	$4,674	$1,991

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

At February 29, 2008, the Company had net operating loss carryforwards of $1,540. The federal and state net operating loss carryforwards available are subject to limitations on their annual usage. Realization of the deferred tax assets and net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. If not utilized, the $1,540 will expire in 2027. There is no valuation allowance recorded on this deferred tax asset as the Company believes it is more likely than not that the asset will be utilized.

At February 29, 2008 and November 30, 2007, the identified cost of investments for Federal income tax purposes was $289,402 and $335,312, respectively. The cost basis of investments includes a $591 and $635 reduction in basis attributable to the Company’s portion of the allocated losses from its MLP investments at February 29, 2008 and November 30, 2007, respectively. Gross unrealized appreciation and depreciation of investments for Federal income tax purposes were as follows:

	February 29,
	2008	November 30,
	(Unaudited)	2007

Gross unrealized appreciation of investments	$23,540	$21,716
Gross unrealized depreciation of investments	(10,458)	(5,308)

Net unrealized appreciation before tax	$13,082	$16,408

For the three months ended February 29, 2008, the Company’s income tax expense was $2,683. The components of income tax expense included $1,145 of net deferred income tax benefit resulting from net investment loss, realized gains and unrealized losses for the period and $3,828 of deferred income tax expense resulting from the Company’s conversion from a RIC to a taxable corporation.

The Company adopted FIN 48 as of December 1, 2007, and the adoption of the interpretation did not have a material effect on the Company’s net asset value. The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Consolidated Statement of Operations. As of February 29, 2008, the Company does not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. For the three months ended February 29, 2008, the combined federal and state rate for the Company is 37.2%. For the period, the Company’s overall effective tax rate of 88.1% is greater than the combined tax rate of 37.2%, since certain unrealized gains on investments at December 1, 2007 were not taxed prior to the Company’s conversion to a taxable corporation, which was effective December 1, 2007.

For the three months ended February 28, 2007, the Company recorded a deferred income tax benefit of $41 and deferred income tax expense of $14 related to the investment activities of the Company’s taxable subsidiaries.

At November 30, 2007 when the Company was a RIC, it reported the following components of distributable earnings.

November 30,
2007

Undistributed ordinary income	$—
Undistributed long-term capital gains	—
Net unrealized gains on investments	16,408

Total distributable earnings	$16,408

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

5.	AGREEMENTS AND AFFILIATIONS

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

Incentive Fee.  The incentive fee consists of two parts. The first part of the incentive fee (the “Net Investment Income Fee”), which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of Adjusted Net Investment Income for the quarter over a quarterly hurdle rate equal to 1.875% (7.50% annualized) of average net assets for the quarter. Average net assets is calculated by averaging net assets at the last day of the quarter and at the last day of such prior quarter or commencement of operations (net assets is defined as total assets less total liabilities (including liabilities associated with Leverage Instruments) determined in accordance with GAAP.

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
(amounts in 000’s, except per share amounts)
(UNAUDITED)

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

For the three months ended February 29, 2008, the Company incurred $1,380 in base management fees and no incentive Capital Gains Fees. For the three months ended February 28, 2007, the Company paid $755 in base management fees, net of $303 in fee waivers, accrued $177 in incentive Capital Gains Fees and accrued $0 in Net Investment Income fees.

The Company does not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility. This Facility was terminated on January 31, 2008, and all amounts of principal and interest were paid in full.

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

The Company believes that there is significant ambiguity in the application of existing SEC staff interpretations of the term “voting security” to complex structures such as limited partnership interests of the kind in which the Company invests. As a result, it is possible that the SEC staff may consider that certain securities investments in limited partnerships are voting securities under the staff’s prevailing interpretations of this term. If such determination is made, the Company may be regarded as a person affiliated with and controlling the issuer(s) of those securities for purposes of Section 17 of the 1940 Act.

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
(amounts in 000’s, except per share amounts)
(UNAUDITED)

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

Affiliated Investments.

Plains All American, L.P. — Robert V. Sinnott is a member of the Company’s board of directors and a senior executive of Kayne Anderson Capital Advisors, L.P. (“KACALP”), the managing member of KAFA. Mr. Sinnott also serves as a director on the board of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P. Members of senior management and various advisory clients of KACALP and KAFA own units of Plains All American GP LLC. Various advisory clients of KACALP and KAFA, including the Company, own units in Plains All American Pipeline, L.P. The Company believes that it may be an affiliate of Plains All American, L.P. under federal securities laws.

Non-Affiliated Investments.

The Company had the following portfolio investments at February 29, 2008, among others, for which the Company assessed its ability to “control,” or its status as an “affiliate” of, such portfolio companies, as each term is defined under the 1940 Act. As further described in the following paragraphs, the Company believes that it does not “control” and is not an “affiliate” of any of the following portfolio companies.

Millennium Midstream Partners, LP — At February 29, 2008, the Company held approximately 39% of the partnership interest of Millennium Midstream Partners, LP (“Millennium”). One of the Company’s Vice Presidents serves as a director on the board of the general partner for Millennium. The Company believes that it does not “control” and is not an “affiliate” of Millennium, each as defined in the 1940 Act. In this regard, the Company believes that the securities of Millennium should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Millennium.

VantaCore Partners LP — At February 29, 2008, the Company held approximately 23% of the partnership interest of VantaCore Partners LP (“VantaCore”). One of the Company’s Vice Presidents serves as a director on the board of the general partner for VantaCore. The Company believes that it does not “control” and is not an “affiliate” of VantaCore, each as defined in the 1940 Act. In this regard, the Company believes that the securities of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its Vice President, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of VantaCore.

Direct Fuels Partners, L.P. — At February 29, 2008, the Company held approximately 38% of the partnership interest of Direct Fuels Partners, L.P. (“Direct Fuels”). The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. The Company believes that it does not “control” and is not an “affiliate” of Direct Fuels, each as defined in the 1940 Act. In this regard, the Company believes that the securities of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that neither the Company nor its President and Chief Executive Officer, acting alone as a director, has the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Direct Fuels.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

International Resource Partners LP — At February 29, 2008, the Company held approximately 28% of the partnership interest of International Resource Partners LP (“IRI”). The Company currently does not have a member of its management team serving as a director on the board of the general partner for IRI. The Company believes that it does not “control” and is not an “affiliate” of IRI, each as defined in the 1940 Act. In this regard, the Company believes that the securities of IRI should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company also believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRI.

C. Other Affiliations — For the three months ended February 29, 2008 and February 28, 2007, KA Associates, Inc., an affiliate of KAFA, earned $0 and less than $1, respectively, in brokerage commissions from portfolio transactions executed on behalf of the Company.

6.	INVESTMENT TRANSACTIONS

For the three months ended February 29, 2008, the Company purchased and sold securities in the amount of $11,784 and $52,151 (including $0 and $14,250 of U.S. Treasuries, respectively, but excluding other short-term investments). For the three months ended February 28, 2007, the Company purchased and sold securities in the amount of $89,211 and $15,358 (excluding short-term investments), respectively.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

7.	RESTRICTED SECURITIES

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

At February 29, 2008, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)	Cost	Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Direct Fuels Partners, L.P.	Class B Common Units(1)	(2)	2,500	$42,984	$48,300	$19.32	20.5%	15.5%
Direct Fuels Partners, L.P.	Class A Warrants(1)	(2)	2,500	4,700	4,200	1.68	1.8	1.4
International Resource Partners LP	Class A Common Units(1)	(2)	1,500	28,794	30,000	20.00	12.8	9.7

Millennium Midstream Partners, LP	Class A Common Units(1)	(2)	2,375	43,546	51,063	21.50	21.7	16.4
ProPetro Services, Inc.	Warrants(1)	(2)	2,905	2,469	84	0.03	0.0	0.0
ProPetro Services, Inc.	Term Loan(1)	(2)	$35,000	32,182	30,081	n/a	12.8	9.7
Quest Midstream Partners, L.P.	Common Units(1)	(2)	350	6,901	6,650	19.00	2.8	2.1
VantaCore Partners LP	Common Units(1)	(2)	441	8,581	8,825	20.00	3.8	2.8
VantaCore Partners LP	Term Loan(1)	(2)	$7,500	7,500	7,500	n/a	3.2	2.4

Total of securities valued by the board of directors				$177,657	$186,703		79.4%	60.0%

CDX Funding, LLC	Term Loan(3)	(2)(4)	$2,550	$2,604	$2,295	n/a	1.0%	0.7%
Dresser, Inc.	Term Loan(3)	(2)(4)	$5,000	4,782	4,350	n/a	1.8	1.4
Seitel, Inc.	Corporate Bond(3)	(2)	$2,000	1,975	1,660	n/a	0.7	0.5
SemGroup, L.P.	Corporate Bond(3)	(2)	$9,000	8,935	8,370	n/a	3.6	2.7
Stallion Oilfield Services Ltd.	Term Loan(3)	(2)(4)	$5,000	4,910	4,225	n/a	1.8	1.4
Targa Resources, Inc.	Corporate Bond(3)	(2)	$4,580	4,606	4,248	n/a	1.8	1.4
Trident Resources Corp.	Warrants(3)	(2)(4)	100	411	75	$0.75	0.0	0.0

Total of securities valued by prices provided by market maker or independent pricing service				$28,223	$25,223		10.7%	8.1%

Total of all restricted securities				$205,880	$211,926		90.1%	68.1%

(1)	Restricted security that represents Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Security is valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(2)	Unregistered security of a private company.

(3)	Restricted security that represents Level 2 categorization under SFAS No. 157. Security is valued using prices provided by a principal market maker, syndicate bank or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies.

(4)	Corporate bank loan or equity warrant with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank or principal market maker. These securities have limited trading volume and are not listed on a national exchange. The syndicate bank or principal market maker is the active exchange for such security.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

At November 30, 2007, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)		Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Cost Basis	Value	Warrant	Assets	Assets

Atlas Energy Resources, LLC	Common Units(1)	(2)(3)(4)	91	$2,211	$2,706	$29.72	1.1%	0.8%
Atlas Energy Resources, LLC	Common Units(1)	(2)(3)	40	995	1,199	30.15	0.5	0.3
BreitBurn Energy Partners L.P.	Common Units(1)	(3)	73	2,271	2,102	28.89	0.9	0.6
Constellation Energy Partners LLC	Common Units(1)	(2)(3)(5)	36	1,236	1,217	33.40	0.5	0.3
Constellation Energy Partners LLC	Common Units(1)	(2)(3)	29	1,001	967	33.56	0.5	0.3
Copano Energy, L.L.C.	Common Units(1)	(2)(3)	72	2,500	2,590	35.91	1.1	0.7
Direct Fuels Partners, L.P.	Class B Common Units(1)	(6)	2,500	44,109	46,675	18.67	19.0	13.1
Direct Fuels Partners, L.P.	Class A Warrants(1)	(6)	2,500	4,700	4,575	1.83	1.9	1.3
International Resource Partners LP	Class A Common Units(1)	(6)	1,500	29,393	30,000	20.00	12.2	8.4
Millennium Midstream Partners, LP	Class B Common Units(1)	(6)	2,375	40,635	44,223	18.62	18.0	12.4
Millennium Midstream Partners, LP	Class A Warrants(1)	(6)	2,375	3,919	3,278	1.38	1.3	0.9
ProPetro Services, Inc.	Warrants(1)	(6)	2,905	2,469	109	0.04	0.0	0.0
ProPetro Services, Inc.	Term Loan(1)	(6)	$35,000	32,092	34,326	n/a	14.0	9.7
Quest Midstream Partners, L.P.	Common Units(1)	(6)	350	7,000	7,000	20.00	2.9	2.1
VantaCore Partners LP	Common Units(1)	(2)(6)	91	1,770	1,916	21.00	0.8	0.5
VantaCore Partners LP	Convertible Note(1)	(6)	$7,000	7,030	7,350	n/a	3.0	2.1
VantaCore Partners LP	Term Loan(1)	(6)	$7,500	7,500	7,500	n/a	3.0	2.1

Total of securities valued by the board of directors				$190,831	$197,733		80.7%	55.6%

Beryl Oil and Gas LP	Term Loan(7)	(6)(8)	$2,933	$2,960	$2,890	n/a	1.2%	0.8%
CDX Funding, LLC	Term Loan(7)	(6)(8)	$4,550	4,645	4,345	n/a	1.8	1.2
Dresser, Inc.	Term Loan(7)	(6)(8)	$5,000	4,775	4,800	n/a	2.0	1.4
Knight, Inc.	Preferred Stock(7)	(6)	5	5,031	4,965	n/a	2.0	1.4
SandRidge Energy Inc.	Bridge Loan(7)	(6)(8)	$5,700	5,699	5,700	n/a	2.3	1.6
Seitel, Inc.	Corporate Bond(7)	(6)	$2,000	1,972	1,730	n/a	0.7	0.5
SemGroup, L.P.	Corporate Bond(7)	(6)	$9,000	8,935	8,595	n/a	3.5	2.4
Stallion Oilfield Services Ltd.	Term Loan(7)	(6)(8)	$5,000	4,906	4,925	n/a	2.0	1.4
Targa Resources, Inc.	Corporate Bond(7)	(6)	$4,580	4,604	4,488	n/a	1.8	1.3
Targa Resources, Inc.	Letter of Credit(7)	(6)(8)	$1,664	1,660	1,637	n/a	0.7	0.5
Targa Resources, Inc.	Term Loan(7)	(6)(8)	$2,983	3,001	2,934	n/a	1.2	0.8
Trident Resources Corp.	Warrants(7)	(6)(8)	100	411	75	$0.75	0.0	0.0

Total of securities valued by prices provided by market maker or independent pricing service				$48,599	$47,084		19.2%	13.3%

Total of all restricted securities				$239,430	$244,817		99.9%	68.9%

(1)	Restricted security where reliable market quotes are not readily available. Security is valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(2)	Security subject to lock-up agreement.

(3)	Security of a publicly-traded company that is unregistered.

(4)	These exchange listed Common Units were converted from Class D units on November 14, 2007.

(5)	These exchange listed Common Units were converted from Class F units on November 12, 2007.

(6)	Unregistered security of a private company.

(7)	Restricted security that is valued using prices provided by a principal market maker, syndicate bank or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

(8)	Corporate bank loan or equity warrant with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank or principal market maker. These securities have limited trading volume and are not listed on a national exchange. The syndicate bank or principal market maker is the active exchange for such security.

8.	SENIOR SECURED AND TREASURY SECURED REVOLVING CREDIT FACILITIES

On June 4, 2007, the Company established two credit facilities, each with a three-year term totaling $200,000. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has initial availability of $100,000 with the ability to increase availability to $250,000. Interest on the Investment Facility will be charged at LIBOR plus 125 basis points or the prime rate plus 25 basis points. The second facility, the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permitted the Company to borrow up to $100,000 and invest the proceeds in U.S. government securities. Interest on the Treasury Facility was charged at LIBOR plus 20 basis points or the prime rate.

On January 31, 2008, the Company terminated its Treasury Facility. All amounts of principal and interest were paid in full, and the Company sold its U.S. Treasury Bills, which were held as collateral for the amount outstanding under the Treasury Facility.

On February 21, 2008, the Company amended its Investment Facility as a result of its announcement that it would no longer be treated as a RIC under the Code and that it will be taxed as a corporation for the fiscal year ended November 30, 2008 and for future fiscal years. The amendment removed the Company’s requirement to maintain its RIC status and modified certain other terms in accordance with the Company’s intention to be taxed as a corporation.

Investment Facility — The obligations under the Investment Facility are collateralized by substantially all of the Company’s assets (excluding investments in U.S. government securities), and are guaranteed by any of the Company’s future subsidiaries, other than special purpose subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio, on a consolidated basis, of total assets (excluding collateral under the Treasury Facility) less liabilities (other than indebtedness) to aggregate indebtedness (excluding indebtedness under the Treasury Facility and non-recourse indebtedness of special purpose subsidiaries) of the Company and its subsidiaries, of not less than 2.50:1.0, (b) maintaining the value of the portion of the Company’s portfolio that can be converted into cash within specified time periods and valuations at no less than 10% of the principal amount outstanding under the Investment Facility (less fully cash collateralized letters of credit) during any period when adjusted outstanding principal amounts exceed a specified threshold percentage of the Company’s adjusted borrowing base, (c) maintaining consolidated net assets at each fiscal quarter end of not less than the greater of: 40% of the consolidated total assets of the Company and its subsidiaries, and $100,000 plus 25% of the net proceeds from any sales of equity securities by the Company and its subsidiaries subsequent to the closing of the Investment Facility, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends and other specified restricted payments, (h) limitations on disposition of assets, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiaries, (k) limitations on sale and leaseback transactions, (l) limitations on specified hedging transactions, (m) limitations on changes in accounting treatment and reporting practices, (n) limitations on specified amendments to the Company’s investment management agreement during the continuance of a default, (o) limitations on the aggregate amount of unfunded commitments, and (p) limitations on establishing deposit, securities or similar accounts not subject to control agreements in favor of the lenders. The Investment Facility also contains customary representations and warranties and events of default.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

As of February 29, 2008, the Company had $67,500 of borrowings under its Investment Facility at a weighted average interest rate of 4.38%. At February 29, 2008, the Company was in compliance with all financial and operational covenants required by the Investment Facility.

9.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended February 29, 2008, the year ended November 30, 2007 and the period September 21, 2006 (inception) to November 30, 2006.

	February 29,
	2008		November 30,		November 30,
	(Unaudited)		2007		2006

Per Share of Common Stock
Net asset value, beginning of period	$24.39		$24.19		$23.32

Income (Loss) from Operations(1)
Net investment income (loss)	(0.06)		0.36		0.09
Net realized and unrealized gain (loss) on investments	(0.13)		1.18		0.78
Net change in unrealized losses — conversion to taxable corporation	(0.38)		—		—

Total income (loss) from investment operations	(0.57)		1.54		0.87

Dividends and Distributions(2)(3)
Dividends	(0.07)		(0.95)		—
Distributions from net realized long-term capital gains	—		(0.15)		—
Distributions — return of capital	(0.34)		(0.24)		—

Total Dividends and Distributions	(0.41)		(1.34)		—

Net asset value, end of period	$23.41		$24.39		$24.19

Market value per share, end of period	$23.76		$23.14		$22.32

Total investment return based on market value(4)	4.6%		9.3%		(10.7)%

Supplemental Data and Ratios(5)
Net assets, end of period	$235,284		$245,133		$241,914
Ratio of expenses to average net assets, including investment management fee waivers and deferred income taxes	10.9%		4.2%		2.6%
Ratio of expenses to average net assets, excluding investment management fee waivers and deferred income taxes	6.3%		3.8%		3.1%
Ratio of expenses to average net assets, excluding investment management fee waivers, deferred income taxes and interest expense	3.4%		2.8%		3.1%
Ratio of net investment income (loss) to average net assets	(1.1)%		1.5%		1.9%
Net increase (decrease) in net assets resulting from operations to average net assets	(2.4	)%(6)	6.2%		3.7	%(6)
Portfolio turnover rate	3.8	%(7)	28.8	%(7)	5.6	%(7)
Average amount of borrowings outstanding under the Credit Facilities	$90,962		$32,584		—
Average amount of borrowings outstanding per share of common stock during the period	$9.05		$3.25		—

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONCLUDED)
(amounts in 000’s, except share, warrant, right and per share amounts)
(UNAUDITED)

(1)	Based on average shares of common stock of 10,050,446 for the three months ended February 29, 2008, 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

(2)	The information presented in this item is a current estimate of the characterization of a portion of the total dividends paid to common stockholders for the three months ended February 29, 2008. The estimate is based on the Company’s operating results during the period.

(3)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal year ended November 30, 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

(4)	Not annualized for the three months ended February 29, 2008 and for the period September 21, 2006 through November 30, 2006. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(5)	Unless otherwise noted, ratios are annualized.

(6)	Not annualized.

(7)	Not annualized for the three months ended February 29, 2008 and for the period September 21, 2006 through November 30, 2006. For the three months ended February 29, 2008, calculated based on the purchases of long-term investments of $11,784 divided by the quarterly average long-term investment balance of $310,564. For the fiscal year ended November 30, 2007, calculated based on the sales of long-term investments of $64,736 divided by the quarterly average long-term investment balance of $224,548. For the period September 21, 2006 through November 30, 2006, calculated based on the sales of long-term investments of $3,153 divided by the quarterly average long-term investment balance of $56,730.

10.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. There were no transactions in common shares for the three months ended February 29, 2008, and shares outstanding at both February 29, 2008 and November 30, 2007 totaled 10,050,446.

11.  SUBSEQUENT EVENT

On April 8, 2008, the Company declared its quarterly dividend of $0.415 per common share for the period December 1, 2007 through February 29, 2008. The dividend will be payable on May 1, 2008 to shareholders of record on April 18, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussions should be read together with the unaudited consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

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

Overview

Kayne Anderson Energy Development Company (“we,” “us,” and “our”) is a non-diversified, closed-end management investment company organized under the laws of the State of Maryland that has elected to be treated as a “business development company” (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). Prior to December 1, 2007, we elected to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Portfolio and Investment Activity

Our investments as of February 29, 2008 were comprised of equity securities of $231.7 million and fixed income investments of $62.7 million. Included in the equity securities were $4.4 million invested in warrants. All of our fixed income investments were in eight private Energy Companies.

Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of February 29, 2008, 77% or $48.4 million of our interest-bearing portfolio is floating rate debt and 23% or $14.3 million is fixed rate debt.

When the Company elected to no longer be treated as a RIC, it expected to increase its investment in private MLPs and to decrease its holdings in second lien debt investments. Consistent with this strategy, the Company began to reconfigure its portfolio during the three months ended February 29, 2008 as shown in the table below:

	Percent of Long-Term Investments
	February 29,	November 30,
	2008	2007

Publicly Traded MLP and MLP Affiliate	28.0%	28.4%
Private MLP	50.6%	42.1%
Other Private Equity	0.1%	1.6%
Fixed Income Investments	21.3%	27.9%

	100.0%	100.0%

The Company sold certain of its fixed income investments to minimize its interest income, while meeting the BDC test requiring that 70% of the Company’s total assets be invested in “eligible portfolio companies,” generally defined as private companies with a principal place of business in the United States.

During the quarter, the Company also exercised its Millennium Midstream Partners, L.P. warrants converting its Class B units to Class A units, and converted its Subordinated Convertible Note at VantaCore Partners LP into common units. Each of these actions was taken pursuant to the conversion of the Company to a taxable corporation.

Our Top Ten Portfolio Investments as of February 29, 2008

Listed below are our top ten portfolio investments as of February 29, 2008, represented as a percentage of our total assets(1).

					Percent
		Public/		Amount	of Total
	Investment	Private	Sector	($ in millions)	Assets

1.	Direct Fuels Partners, L.P.(2)	Private	Midstream — Specialty Refining and Distribution	$52.5	16.9%
2.	Millennium Midstream Partners, LP(3)	Private	Midstream — Gas Gathering and Processing	51.1	16.4
3.	ProPetro Services, Inc.(4)	Private	Oilfield Services	30.2	9.7
4.	International Resource Partners LP(5)	Private	Coal	30.0	9.7
5.	VantaCore Partners LP(6)	Private	Aggregates and Mining	16.3	5.3
6.	SemGroup, L.P.	Private	Midstream	8.4	2.7
7.	Quest Midstream Partners, L.P.(7)	Private	Midstream	6.6	2.1
8.	Enterprise Products Partners L.P.	Public	Midstream	6.5	2.1
9.	ONEOK Partners, L.P.	Public	Midstream	5.6	1.8
10.	Plains All American Pipeline, L.P.	Public	Midstream	4.9	1.6

	TOTAL			$212.1	68.3%

(1)	Total assets were $310.7 million as of February 29, 2008.

(2)	Our investment in Direct Fuels Partners, L.P. includes 2,500,000 Class B common units, which represents a 38% limited partnership interest, 2,500,000 Class A warrants and 200 incentive distribution rights.

(3)	Our investment in Millennium Midstream Partners, LP includes 2,375,000 Class A common units, which represents a 39% limited partnership interest, and 212 incentive distribution rights.

(4)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan ($30.1 million) and 2,904,620 warrants ($0.1 million).

(5)	Our investment in International Resource Partners LP includes 1,500,000 Class A common units, which represents a 28% limited partnership interest and 10 incentive distribution rights.

(6)	Our investment in VantaCore Partners LP includes a senior secured second lien term loan ($7.5 million) and 441,250 common units ($8.8 million), which represents a 23% limited partnership interest, and 1,422 incentive distribution rights.

(7)	Our investment in Quest Midstream Partners, L.P. includes 350,000 common units, which represents a 2.5% limited partnership interest.

Results of Operations — For the three months ended February 29, 2008

Set forth below is an explanation of our results of operations for the three months ended February 29, 2008.

Investment Income.  Investment income for the period was $2.7 million and consisted primarily of interest income on our short-term investments in fixed income investments and repurchase agreements. We earned $4.5 million of cash dividends and distributions, of which $4.3 million was treated as a return of capital during the period.

Operating Expenses.  Total operating expenses for the period were $3.7 million, including $1.4 million of base investment management fees; $1.7 million for interest expense and $0.6 million for other operating expenses. Interest expense included the write-off of capitalized debt issuance costs of $0.3 million related to the termination of the Treasury Facility. Base investment management fees were equal to an annual rate of 1.75% of average total assets. We did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which we terminated effective January 31, 2008.

Net Investment Loss.  Our net investment loss totaled $0.6 million, which consisted of $2.7 million of investment income. This investment income was reduced by total operating expenses of $3.7 million for the period and offset by a deferred income tax benefit of $0.4 million.

Net Realized Gains (Losses).  We had net realized gains from our investments of $1.3 million, which was net of a deferred tax expense of $0.8 million.

Net Change in Unrealized Gains (Losses).  We had net unrealized losses from our investments of $6.4 million. This net unrealized loss consisted of $4.1 million of losses from our investments and a net deferred tax benefit of $1.5 million. We also had a deferred tax expense of $3.8 million relating to our conversion from a RIC to a taxable corporation, effective December 1, 2007.

Net Decrease in Net Assets Resulting from Operations.  Our net decrease in net assets resulting from operations for the period was $5.7 million. This decrease is composed primarily of the net unrealized losses of $6.4 million; net realized gains of $1.3 million and net investment loss of $0.6 million as noted above.

Results of Operations — For the three months ended February 28, 2007

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

Net Realized Gain (Losses).  We had net realized gains from our investments of $0.9 million.

Net Change in Unrealized Gains (Losses).  We had net unrealized gains from our investments of $8.1 million.

Net Increase in Net Assets Resulting from Operations.  Our net increase in net assets resulting from operations for the period was $10.4 million. This increase is composed primarily of the change in net unrealized gains of $8.1 million and, to a lesser extent, net investment income of $1.4 million and net realized gains of $0.9 million as noted above.

Liquidity and Capital Resources

As of February 29, 2008, we had approximately $8.1 million invested in short-term repurchase agreements. As of April 2, 2008, we had approximately $6.2 million in repurchase agreements.

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

On February 21, 2008, the Company amended its Investment Facility to reflect its announcement on January 22, 2008 that it would no longer be treated as a RIC under the Code and that it will be taxed as a corporation for the fiscal year ended November 30, 2008 and for future fiscal years. The amendment removed the Company’s requirement to maintain its RIC status and modified certain other terms in accordance with the Company’s intention to be taxed as a corporation.

The obligations under the Investment Facility are secured by substantially all of our assets, and are guaranteed, generally, by any of our future subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratios and restrictive covenants, including: (a) maintaining an asset coverage ratio (excluding collateral and indebtedness under the Treasury Facility) of not less than 2.50:1.0; (b) maintaining minimum liquidity at certain levels of outstanding borrowings; (c) maintaining a minimum of shareholders’ equity and (d) other customary restrictive covenants. The Investment Facility also contains customary representations and warranties and events of default. The Investment Facility allows us to supplement our equity capital to continue to make portfolio investments.

As of February 29, 2008, we had $67.5 million of borrowings under our Investment Facility at a weighted average interest rate of 4.38%. As of April 2, 2008, we had $62.5 million of borrowings under our Investment Facility at a weighted average interest rate of 4.08%.

Contractual Obligations

Investment Management Agreement.  We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three months ended February 29, 2008, we paid $1.4 million in base management fees and did not accrue any incentive fees. We did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which was terminated on January 31, 2008.

As of February 29, 2008, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility as of February 29, 2008 described above under “Liquidity and Capital Resources.”

The following table summarizes our obligations as of February 29, 2008 over the following periods for the Investment Facility.

	Payments by Period ($ in millions)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years

Investment Facility(1)	$67.5	—	$67.5	—	—

(1)	At February 29, 2008, $32.5 million remained available for borrowing under our Investment Facility.

Dividends

We intend to continue to distribute quarterly dividends to our common stockholders. Our quarterly dividends, if any, will continue to be determined by our board of directors. On January 17, 2008, we paid a dividend to our common stockholders of $0.41 per common share (for the period from September 1, 2007 to November 30, 2007), totaling $4.1 million.

On April 8, 2008, we declared our quarterly dividend of $0.415 per common share for the period December 1, 2007 to February 29, 2008 for a total of $4.2 million. The dividend is payable on May 1, 2008 to shareholders of record on April 18, 2008.

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

Off-Balance Sheet Arrangements

At February 29, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement with KAFA.

Critical Accounting Policies

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 sets out a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of our Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.

Interest Rate Risk.  Interest rate risk primarily results from variable rate fixed income securities in which we invest and from borrowings under our Investment Facility. Fixed income investments in our portfolio are based on floating and fixed rates. Fixed income investments bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these fixed income instruments typically have one to six-month durations and reset at the current market interest rates. As of February 29, 2008, the fair value of our floating rate investments totaled approximately $48.4 million, or 77% of our total fixed income investments of $62.7 million. Based on sensitivity analysis of the ($55.0 million par value) floating rate fixed income investment portfolio at February 29, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended February 28, 2009 would either decrease or increase net investment income before income taxes by approximately $0.5 million.

On January 31, 2008, we terminated our Treasury Facility. All amounts of principal and interest were paid in full, and we sold all of our U.S. Treasury Bills, which were held as collateral for our amount outstanding under the Treasury Facility. The Treasury Facility enabled us to comply with certain requirements necessary to qualify as a RIC. We terminated this facility due to our decision to no longer be treated as a RIC.

As of February 29, 2008, we had $67.5 million of borrowings under our Investment Facility at a weighted average interest rate of 4.38%. This interest rate is based on a LIBOR, which can have a one to twelve month duration. Based on sensitivity analysis of the Investment Facility at February 29, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended February 28, 2009 would either decrease or increase net investment income before income taxes by approximately $0.7 million.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s officers, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered in this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in designing and evaluating our disclosures controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party in any material pending legal proceeding, and no such material proceedings are known by us to be contemplated by governmental authorities.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended November 30, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*
10.2	Form of Administration Agreement between Registrant and Bear Stearns Funds Management Inc.*
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company.*
10.4	Form of Dividend Reinvestment Plan.*
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*
10.7	Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007.**
10.8	First Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated February 21, 2008.***
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — furnished herewith
99.1	Form of Amended Dividend Reinvestment Plan.**
99.2	Form of Fee Waiver Relating to Treasury Credit Investments between Registrant and KA Fund Advisors, LLC.**

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006 and incorporated by reference herein.

**	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725), as filed with the Securities and Exchange Commission on July 16, 2007 and incorporated by reference herein.

***	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 814-00725) as filed with the Securities and Exchange Commission on February 27, 2008 and incorporated by reference herein.

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

Date: April 9, 2008

By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer

Date: April 9, 2008