Form 10-Q
period 2008-05-31
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2008-07-10
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,072,321 shares outstanding as of July 3, 2008.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MAY 31, 2008
(amounts in 000’s)
(UNAUDITED)

	No. of
Description:	Shares/Units	Value

Long-Term Investments — 129.3%
Equity Investments(a) — 106.6%
Publicly Traded MLP and MLP Affiliate(b) — 36.2%
Atlas Energy Resources, LLC	131	$5,359
Atlas Pipeline Partners, L.P.	65	2,656
BreitBurn Energy Partners L.P.	73	1,564
Calumet Specialty Products Partners, L.P.	103	1,635
Capital Product Partners L.P.	43	870
Constellation Energy Partners LLC	65	1,323
Copano Energy, L.L.C. — Unregistered, Class D Units(c)	76	2,092
Copano Energy, L.L.C.	80	2,960
Crosstex Energy, L.P.(c)	83	2,458
Crosstex Energy, L.P.	39	1,179
DCP Midstream Partners, LP.	69	2,141
Duncan Energy Partners L.P.	68	1,370
Eagle Rock Energy Partners, L.P.	29	508
El Paso Pipeline Partners, L.P.	20	457
Enbridge Energy Management, L.L.C.(d)	33	1,765
Enbridge Energy Partners L.P.	67	3,373
Energy Transfer Equity, L.P.	35	1,141
Energy Transfer Partners, L.P.	50	2,408
Enterprise Products Partners L.P.	212	6,405
Exterran Partners, L.P.	77	2,461
Global Partners LP.	125	2,361
Hiland Partners, LP.	10	514
Inergy, L.P.	79	2,226
Kinder Morgan Management, LLC(d)	8	460
K-Sea Transportation Partners L.P.	9	306
Legacy Reserves LP.	7	170
Magellan Midstream Partners, L.P.	61	2,355
MarkWest Energy Partners, L.P.	57	2,048
Martin Midstream Partners L.P.	56	1,944
NuStar Energy L.P.	9	447
ONEOK Partners, L.P.	73	4,498
OSG America L.P.	46	686
Penn Virginia Resource Partners, L.P.	21	557
Plains All American Pipeline, L.P.(e)	103	5,021
Regency Energy Partners LP.	46	1,242
SemGroup Energy Partners, L.P.	41	1,114
Spectra Energy Partners, LP.	35	858
Targa Resources Partners LP	74	1,971
TC PipeLines, LP.	77	2,704
Teekay LNG Partners L.P.	63	1,852
Teekay Offshore Partners L.P.	52	1,203
TEPPCO Partners, L.P.	87	3,100
TransMontaigne Partners L.P.	6	168
Williams Partners L.P.	104	3,717

		85,647

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF MAY 31, 2008
(amounts in 000’s)
(UNAUDITED)

	No. of
Description:	Shares/Units	Value

Private MLP(c)(f) — 70.4%
Direct Fuels Partners, L.P.(e)	2,500	$60,000
International Resource Partners LP	1,500	34,500
Millennium Midstream Partners, LP(e)	2,375	57,091
Quest Midstream Partners, L.P.	350	6,125
VantaCore Partners LP(e)	441	9,019

		166,735

Other Private Equity(f) — 0.0%
ProPetro Services, Inc. — Warrants(c)(g)	2,905	—
Trident Resources Corp. — Warrants(h)	100	75

		75

Total Equity Investments (Cost $216,704)		252,457

	Interest	Maturity	Principal
	Rate	Date	Amount
Fixed Income Investments(f) — 22.7%
Midstream — 4.8%
SemGroup, L.P.	8.75%	11/15/15	$6,500	$6,338
Targa Resources, Inc.	8.50	11/01/13	4,580	4,408
Targa Resources Investments, Inc.	(i)	2/09/15	999	699

				11,445

Upstream — 1.7%
CDX Funding, LLC	(j)	3/31/13	2,550	2,155
Hilcorp Energy Company	7.75	11/01/15	2,000	1,955

				4,110

Oilfield Services — 13.0%
Dresser, Inc.	(k)	5/04/15	5,000	4,781
ProPetro Services, Inc.(c)	(l)	2/15/13	35,000	20,000
Seitel, Inc.	9.75	2/15/14	2,000	1,810
Stallion Oilfield Services Ltd.	(m)	7/18/12	5,000	4,075

				30,666

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF MAY 31, 2008
(amounts in 000’s)
(UNAUDITED)

	Interest	Maturity	Principal
Description:	Rate	Date	Amount	Value
Fixed Income Investments(f) — 22.7%
Aggregates and Mining — 3.2%
VantaCore Partners LP(c)(e)	(n)	5/21/14	$7,500	$7,500

				7,500

Total Fixed Income Investments (Cost $67,754)				53,721

Total Long-Term Investments (Cost $284,458)				306,178

Short-Term Investments — 3.1%
Repurchase Agreements — 3.1%
Bear, Stearns & Co. Inc. (Agreements dated 5/31/08 to be repurchased at $7,278), collateralized by $7,496 in U.S. Treasury Bonds and Notes (Cost $7,277)	2.15%	6/01/08		7,277

Total Investments — 132.4% (Cost $291,735)				313,455

Senior Secured Revolving Credit Facility Borrowings				(68,000)
Other Liabilities in Excess of Other Assets				(8,685)

Net Assets				$236,770

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Security is not treated as an eligible portfolio security for purposes of business development company (“BDC”) qualification.

(c)	Fair valued and restricted security (see Notes 2, 3 and 7).

(d)	Distributions are paid in-kind.

(e)	The Company believes that it is an affiliate of Plains All American, L.P., and it may be an affiliate of Direct Fuels Partners, L.P., Millennium Midstream Partners, LP and VantaCore Partners LP (see Note 5).

(f)	Unless otherwise noted, security is treated as an eligible portfolio security for purposes of BDC qualification.
(g)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(h)	Warrants are non-income producing and expire on November 30, 2013.

(i)	Floating rate senior secured term loan facility. Interest is paid in-kind at a rate of LIBOR + 500 basis points (7.89% as of May 31, 2008)

(j)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 625 basis points (8.95% as of May 31, 2008).

(k)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (8.47% as of May 31, 2008).

(l)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 900 basis points (11.70% as of May 31, 2008).

(m)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 450 basis points (8.36% as of May 31, 2008).

(n)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 550 basis points (8.20% as of May 31, 2008).

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	Interest	Maturity	Principal
Description:	Rate	Date	Amount	Value

Fixed Income Investments — 37.2%
Midstream — 7.2%
SemGroup, L.P.	8.75%	11/15/15	$9,000	$8,595
Targa Resources, Inc.	8.50	11/01/13	4,580	4,488
Targa Resources, Inc.	(u)	10/31/12	1,664	1,637
Targa Resources, Inc.	(v)	10/31/12	2,983	2,934

				17,654

Upstream — 5.3%
Beryl Oil and Gas LP	(w)	7/14/11	2,933	2,890
CDX Funding, LLC	(x)	3/31/13	4,550	4,345
SandRidge Energy Inc.	(y)	4/14/12	5,700	5,700

				12,935

Oilfield Services — 18.7%
Dresser, Inc.	(z)	5/04/15	5,000	4,800
ProPetro Services, Inc.(e)	(aa)	2/15/13	35,000	34,326
Seitel, Inc.	9.75	2/15/14	2,000	1,730
Stallion Oilfield Services Ltd.	(bb)	7/18/12	5,000	4,925

				45,781

Aggregates and Mining — 6.0%
VantaCore Partners LP(e)(cc)	9.00	5/21/27	7,000	7,350
VantaCore Partners LP(e)	(dd)	5/21/14	7,500	7,500

				14,850

Total Fixed Income Investments (Cost $89,779)				91,220

Total Long-Term Investments (Cost $310,113)				326,702

Short-Term Investments — 10.2%
U.S. Treasury Bills — 5.8%
U.S. Treasury Bills — (Cost $14,251)	3.075	2/28/08	14,358	14,250
Repurchase Agreements — 4.4%
Bear, Stearns & Co. Inc. (Agreements dated 11/30/07 to be repurchased at $10,772), collateralized by $11,105 in U.S. Treasury Bonds (Cost $10,769)	3.15	12/01/07		10,769

Total Short-Term Investments (Cost $25,020)				25,019

Total Investments — 143.5% (Cost $335,133)				351,721

Senior Secured Revolving Credit Facility Borrowings				(85,000)
Treasury Secured Revolving Credit Facility Borrowings				(14,000)
Other Liabilities in Excess of Other Assets				(7,588)

Net Assets				$245,133

(a)	Unless otherwise noted, security is treated as an eligible portfolio security for purposes of BDC qualification.

(b)	Unless otherwise noted, equity investments are common/units common shares.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	May 31,
	2008	November 30,
	(Unaudited)	2007

ASSETS
Investments, at fair value:
Non-affiliated (Cost — $175,336 and $195,941, respectively)	$167,547	$205,811
Affiliated (Cost — $109,122 and $114,172, respectively)	138,631	120,891
U.S. Treasury Bills, at fair value (Cost — $0 and $14,251, respectively)	—	14,250
Repurchase agreements (Cost — $7,277 and $10,769, respectively)	7,277	10,769

Total investments (Cost — $291,735 and $335,133, respectively)	313,455	351,721
Deposits with brokers	122	121
Receivable for securities sold	275	766
Interest, dividends and distributions receivable, net	367	1,515
Debt issuance costs, prepaid expenses and other assets	924	1,264

Total Assets	315,143	355,387

LIABILITIES
Senior secured revolving credit facility	68,000	85,000
Treasury secured revolving credit facility	—	14,000
Payable for securities purchased	246	6,967
Investment management fee payable	1,348	1,355
Accrued directors’ fees and expenses	76	78
Accrued expenses and other liabilities	974	863
Deferred tax liability	7,729	1,991

Total Liabilities	78,373	110,254

NET ASSETS	$236,770	$245,133

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at May 31, 2008 and November 30, 2007; 10,072,321 and 10,050,446 shares issued and outstanding at May 31, 2008 and November 30, 2007, respectively)	$10	$10
Paid-in capital	223,776	231,535
Accumulated net investment loss, net of income taxes, less dividends	(2,600)	(409)
Accumulated net realized gains (losses) on investments, net of income taxes	2,172	(19)
Net unrealized gains on investments, net of income taxes	13,412	14,016

NET ASSETS	$236,770	$245,133

NET ASSET VALUE PER SHARE	$23.51	$24.39

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

INVESTMENT INCOME
Income
Dividends and Distributions:
Non-affiliated investments	$2,225	$743	$4,260	$1,497
Affiliated investments	2,640	1,093	5,082	1,218

Total dividends and distributions	4,865	1,836	9,342	2,715
Return of capital	(4,697)	(1,647)	(9,019)	(2,438)

Net dividends and distributions	168	189	323	277

Interest:
Non-affiliated investments	829	2,774	3,234	5,476
Affiliated investments	192	42	288	42

Total interest	1,021	2,816	3,522	5,518

Total investment income	1,189	3,005	3,845	5,795

Expenses
Base investment management fees	1,344	1,119	2,724	2,177
Incentive investment management fees	—	232	—	409
Bad debt expense	830	—	830	—
Professional fees	230	252	490	408
Directors’ fees	92	74	164	137
Administration fees	93	58	148	114
Insurance	38	40	75	78
Custodian fees	21	17	41	32
Other expenses	96	21	279	169

Total Expenses — Before Base Investment Management Fee Waivers and Interest Expense	2,744	1,813	4,751	3,524
Base investment management fee waivers	—	(319)	—	(622)
Interest expense	862	—	2,546	—

Total Expenses	3,606	1,494	7,297	2,902

Net Investment Income (Loss) — Before Income Taxes	(2,417)	1,511	(3,452)	2,893
Deferred income tax benefit	899	57	1,296	98

Net Investment Income (Loss)	(1,518)	1,568	(2,156)	2,991

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains
Investments	1,403	2,243	3,489	3,144
Deferred income tax expense	(522)	—	(1,298)	—

Net Realized Gains	881	2,243	2,191	3,144

Net Change in Unrealized Gains (Losses)
Investments	9,229	4,822	5,133	12,912
Deferred income tax expense	(3,433)	(336)	(1,909)	(350)
Deferred income tax expense — conversion to a taxable corporation	—	—	(3,828)	—

Net Change in Unrealized Gains (Losses)	5,796	4,486	(604)	12,562

Net Realized and Unrealized Gains	6,677	6,729	1,587	15,706

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,159	$8,297	$(569)	$18,697

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

	Six Months
	Ended		For the Year
	May 31,		Ended
	2008		November 30,
	(Unaudited)		2007

OPERATIONS
Net investment income (loss)	$(2,156)		$3,606
Net realized gains	2,191		5,523
Net change in unrealized gains	3,224		6,251
Net change in unrealized losses — conversion to taxable corporation	(3,828)		—

Net Increase (Decrease) in Net Assets Resulting from Operations	(569)		15,380

DIVIDENDS AND DISTRIBUTIONS
Dividends	(35	)(1)	(9,478	)(2)
Distributions — net realized long-term capital gains	—		(1,573	)(2)
Distributions — return of capital	(8,257	)(1)	(2,415	)(2)

Dividends and Distributions	(8,292)		(13,466)

CAPITAL STOCK TRANSACTIONS
Issuance of 21,875 and 50,386 shares of common stock from reinvestment of dividends	498		1,272
Underwriting discount and offering expenses	—		33

Net Increase in Net Assets from Capital Stock Transactions	498		1,305

Total Increase (Decrease) in Net Assets	(8,363)		3,219

NET ASSETS
Beginning of period	245,133		241,914

End of period	$236,770		$245,133

(1)	This is an estimate of the characterization of a portion of the total dividends paid to common stockholders for the six months ended May 31, 2008 as either a dividend (ordinary income) or distribution (return of capital). This estimate is based on the Company’s operating results during the period. The actual characterization of the common stock dividends made during the current year will not be determinable until after the end of the fiscal year when the Company can determine earnings and profits and, therefore, it may differ from the preliminary estimates.

(2)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal year ended November 30, 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)
(UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(569)	$18,697
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(27,539)	(112,729)
Sale of U.S. Treasury Bills	14,250	—
Proceeds from sale of long-term investments	47,952	46,092
Sale of short-term investments	3,492	67,724
Realized gains on investments	(3,489)	(3,144)
Return of capital distributions	9,019	2,438
Unrealized gains on investments	(5,133)	(12,912)
Increase in deferred tax liability	5,738	252
Accretion of bond discount	(286)	(144)
Increase in deposits with brokers	(1)	(17)
Decrease (increase) in receivable for securities sold	491	(478)
Decrease (increase) in interest, dividend and distributions receivable	1,148	(1,489)
Decrease in debt issuance costs, prepaid expenses and other assets	340	261
Decrease in payable for securities purchased	(6,721)	—
Increase (decrease) in investment management fee payable	(7)	630
Increase (decrease) in accrued directors’ fees and expenses	(2)	11
Increase (decrease) in accrued expenses and other liabilities	111	(104)

Net Cash Provided by Operating Activities	38,794	5,088

CASH FLOWS FROM FINANCING ACTIVITIES
Underwriting discount and offering expenses	—	35
Repayments of senior secured revolving credit facility	(17,000)	—
Repayments of treasury secured revolving credit facility	(14,000)	—
Cash distributions to shareholders	(7,794)	(5,123)

Net Cash Used in Financing Activities	(38,794)	(5,088)

NET INCREASE (DECREASE) IN CASH	—	—
CASH — BEGINNING OF PERIOD	—	—

CASH — END OF PERIOD	$—	$—

Supplemental disclosure of cash flow information:

Non-cash financing activities not included herein consist of reinvestment of distributions pursuant to the Company’s dividend reinvestment plan of $498 and $277 for the six months ended May 31, 2008 and May 31, 2007, respectively.

During the six months ended May 31, 2008, state taxes paid were $37 and interest paid was $2,151. There were no federal and state taxes paid or interest paid during the six months ended May 31, 2007.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
(UNAUDITED)

1.	ORGANIZATION

Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced investment operations on September 21, 2006. The Company’s shares of common stock are listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “KED.” For the fiscal year ended November 30, 2007 and prior, the Company was treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Since December 1, 2007, the Company has been taxed as a corporation (see Note 4 — Income Taxes).

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

The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations will be determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors of the Company, the following valuation process, approved by the board of directors, will be used for such securities:

•	Investment Team Valuation. The applicable investments will initially be valued by the investment adviser’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions will be documented and discussed with senior management of KAFA, the Company’s investment adviser. Such valuations will be submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis. These valuations will stand for intervening periods of time unless a senior officer of KAFA determines that material adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee shall meet each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. The Valuation Committee’s valuation determinations will be subject to ratification by the board at its next regular meeting.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors will review the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consisted of certain limited procedures that the Company identified and requested them to perform. For the quarter ended May 31, 2008, the independent valuation firm provided limited procedures on investments in eight portfolio companies comprising approximately 63.4% of the total investments at fair value as of May 31, 2008. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

•	Board of Directors Determination. The board of directors will consider the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The board of directors will consider the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

During the course of such valuation process, whenever possible, privately-issued equity and debt investments are valued using comparisons of financial ratios of the portfolio companies that issued such equity and debt securities to any peer companies that are publicly traded. The value derived from this analysis is then discounted to reflect the illiquid nature of the investment. The Company also utilizes comparative information such as purchase transactions, public offerings or subsequent equity sales to corroborate its valuations. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

fair value of the Company’s investments in privately-issued securities may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

Factors that the Company may take into account in fair value pricing its investments include, as relevant, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, the nature and realizable value of any collateral and other relevant factors.

Unless otherwise determined by the board of directors, securities that are convertible into or otherwise will become publicly traded (e.g., through subsequent registration or expiration of a restriction on trading) will be valued using a valuation based on the market value of the publicly traded security less a discount. The discount will initially be equal in amount to the discount negotiated at the time of purchase. To the extent that such securities are convertible or otherwise become publicly traded within a time frame that may be reasonably determined, the investment adviser will determine an applicable discount in accordance with a methodology approved by the Valuation Committee.

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

At May 31, 2008, the Company held 84.0% of its net assets applicable to common stockholders (63.1% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at May 31, 2008 was $198,785.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

H. Return of Capital Estimates — Distributions received from the Company’s investments in master limited partnerships (“MLPs”) generally are comprised of income and return of capital. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on historical information available from MLPs and other industry sources. These estimates may subsequently be revised based on information received from MLPs after their tax reporting periods are concluded.

For the three months ended May 31, 2008.  The Company estimated that 97% of the distributions received from its public and private MLPs would be treated as a return of capital and recorded as return of capital $4,697 of dividends and distributions received from its investments. This return of capital resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $367 and $4,330, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments.

For the six months ended May 31, 2008.  The Company estimated that 97% of the distributions received from its public and private MLPs would be treated as a return of capital and recorded as return of capital $9,019 of dividends and distributions received from its investments. This return of capital resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $603 and $8,416, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments.

For the three months ended May 31, 2007.  The Company estimated that 90% of the distributions received from its public and private MLPs would be treated as a return of capital and recorded as return of capital $1,647 of dividends and distributions received from its investments. This return of capital resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $155 and $1,492, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments.

For the six months ended May 31, 2007.  The Company estimated that 90% of the distributions received from its public and private MLPs would be treated as a return of capital and recorded as return of capital $2,438 of dividends and distributions received from its investments. This return of capital resulted in an equivalent reduction in the cost basis of the associated investments. Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations were increased by $186 and $2,252, respectively, attributable to the recording of such dividends and distributions as reduction in the cost basis of investments.

I. Investment Income — The Company records dividends and distributions on the ex-dividend date. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts. In accordance with Statement of Position (“SOP”) 93-1, Financial Accounting and Reporting for High-Yield Debt Securities by Investment Companies, to the extent that interest income to be received is not expected to be realized, a reserve against income is established.

As of May 31, 2008, the Company has established a full reserve of $830, which represents past due interest accrued during the first quarter 2008, against its interest receivable from its term loan investment in ProPetro Services, Inc. This amount is disclosed on our Consolidated Statement of Operations as bad debt expense.

J. Dividends and Distributions to Stockholders — Dividends and distributions to common stockholders are recorded on the ex-dividend date. The character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. The Company is unable to make final determinations as to the character of the dividend until after the end of the fiscal year. The Company informs its common stockholders in January following the fiscal year of the character of dividends deemed paid during the fiscal year.

K. Income Taxes — For these fiscal periods ended November 30, 2007 and November 30, 2006, the Company qualified for the tax treatment applicable to regulated investment companies under Subchapter M of the

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

Code. For these fiscal periods, the Company was required to make the requisite distributions to its stockholders, which relieved it from federal income or excise taxes for these periods. Since December 1, 2007, the Company has been taxed as a corporation and will pay federal and applicable state corporate taxes on its taxable income.

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

As of December 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date.

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

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

The following table presents our assets measured at fair value on a recurring basis at May 31, 2008.

Prices with
		Quoted Prices	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long-Term Investments	$306,178	$81,097	$26,296	$198,785

The Company did not have any liabilities that were measured at fair value on a recurring basis at May 31, 2008.

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at November 30, 2007 and at May 31, 2008.

Long-Term
Assets at Fair Value Using Unobservable Inputs (Level 3)	Investments

Balance — November 30, 2007	$197,733
Sales and other transfers out of Level 3	(10,781)
Realized gains (losses)	—
Unrealized gains, net	7,283
Purchases, issuances or settlements	4,550

Balance — May 31, 2008	$198,785

The $7,283 of unrealized gains, net, presented in the table above relate to investments that are still held at May 31, 2008, and the Company presents these unrealized gains on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).

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

	May 31,
	2008	November 30,
	(Unaudited)	2007

Deferred tax assets:
Organizational costs	$(19)	$—
Net operating loss carryforwards	(574)	(581)
Deferred tax liabilities:
Net unrealized gains on investment securities	8,309	2,572
Other temporary differences	13	—

Total net deferred tax liability	$7,729	$1,991

As of November 30, 2007, the Company had net operating loss carryforwards of $1,540. The federal and state net operating loss carryforwards available are subject to limitations on their annual usage. Realization of the deferred tax assets and net operating loss carryforwards is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. If not utilized, the $1,540 will expire in 2027. There is no valuation allowance recorded on this deferred tax asset as the Company believes it is more likely than not that the asset will be utilized.

As of May 31, 2008 and November 30, 2007, the identified cost of investments for federal income tax purposes was $291,207 and $335,312, respectively. The cost basis of investments includes an $528 and $635 reduction in basis attributable to the Company’s portion of the allocated losses from its MLP investments at May 31, 2008 and November 30, 2007, respectively. Gross unrealized appreciation and depreciation of investments for federal income tax purposes were as follows:

	May 31,
	2008	November 30,
	(Unaudited)	2007

Gross unrealized appreciation of investments	$43,688	$21,716
Gross unrealized depreciation of investments	(21,441)	(5,308)

Net unrealized appreciation before tax	$22,247	$16,408

For the six and three months ended May 31, 2008, components of the Company’s income tax expense were as follows:

	Three Months	Six Months
	Ended	Ended
	May 31, 2008	May 31, 2008

Deferred income tax benefit — net investment loss	$899	$1,296
Deferred income tax expense — realized gains	(522)	(1,298)
Deferred income tax expense — unrealized gains	(3,433)	(1,909)
Deferred income tax expense — conversion to a taxable corporation	—	(3,828)

Income tax expense	$(3,056)	$(5,739)

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

The Company adopted FIN 48 as of December 1, 2007, and the adoption of the interpretation did not have a material effect on the Company’s net asset value. The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Consolidated Statement of Operations. As of May 31, 2008, the Company does not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. For the three and six months ended May 31, 2008, the combined federal and state rate for the Company is 37.2%. For the three and six months ended May 31, 2008, the Company’s overall effective tax rates of 88.1% and 111.0% were greater than the combined tax rate of 37.2%, since certain unrealized gains on investments at December 1, 2007 were not taxed prior to the Company’s conversion to a taxable corporation, which was effective December 1, 2007.

For the three and six months ended May 31, 2007, the Company recorded a deferred income tax benefit of $57 and $98, respectively, and deferred income tax expense of $336 and $350, respectively, related to the investment activities of the Company’s taxable subsidiaries.

At November 30, 2007 when the Company was a RIC, it reported the following components of distributable earnings:

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

During the first twelve months of the Company’s investment activities (from September 25, 2006 until September 24, 2007), KAFA contractually agreed to waive or reimburse the Company for base management fees in an amount equal on an annual basis to 0.50% of average total assets.

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

For the three and six months ended May 31, 2008, the Company incurred $1,344 and $2,724, respectively, in base management fees and $0 incentive fees.

For the three and six months ended May 31, 2007, the Company paid $800 and $1,555, respectively, in base management fees, net of $319 and $622, respectively, in fee waivers; accrued $232 and $409, respectively, in incentive Capital Gains Fees and accrued $0 in Net Investment Income fees.

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

In light of the ambiguity of the definition of voting securities, the Company does not intend to treat any class of limited partnership interests that it holds as “voting securities” unless the security holders of such class currently have the ability, under the partnership agreement, to remove the general partner (assuming a sufficient vote of such securities, other than securities held by the general partner, in favor of such removal) or the Company has an economic interest of sufficient size that otherwise gives it the de facto power to exercise a controlling influence over the partnership. The Company believes this treatment is appropriate given that the general partner controls the partnership, and without the ability to remove the general partner or the power to otherwise exercise a controlling influence over the partnership due to the size of an economic interest, the security holders have no control over the partnership.

Affiliated Investments.

Plains All American, L.P. — Robert V. Sinnott is a member of the Company’s board of directors and a senior executive of Kayne Anderson Capital Advisors, L.P. (“KACALP”), the managing member of KAFA. Mr. Sinnott also serves as a director on the board of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P. Members of senior management and various advisory clients of KACALP and KAFA own units of Plains All American GP LLC. Various advisory clients of KACALP and KAFA, including the Company, own units in Plains All American Pipeline, L.P. The Company believes that it is an affiliate of Plains All American, L.P. under the 1940 Act.

Millennium Midstream Partners, LP — At May 31, 2008, the Company held a 39% limited partnership interest in Millennium Midstream Partners, LP (“Millennium”). The Company believes that the limited partner interests of Millennium should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Vice Presidents serves as a

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

director on the board of the general partner for Millennium. Although the Company does not own any interest in the general partner of Millennium, it believes that it may be an affiliate of Millennium under the 1940 Act by virtue of its participation on the board of the general partner.

VantaCore Partners LP — At May 31, 2008, the Company held a 23% limited partnership interest in VantaCore Partners LP (“VantaCore”). The Company believes that the limited partner interests of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Vice Presidents serves as a director on the board of the general partner for VantaCore. Although the Company does not own any interest in the general partner of VantaCore, it believes that it may be an affiliate of VantaCore under the 1940 Act by virtue of its participation on the board of the general partner.

Direct Fuels Partners, L.P. — At May 31, 2008, the Company held a 38% limited partnership interest in Direct Fuels Partners, L.P. (“Direct Fuels”). The Company believes that the limited partner interests of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. Although the Company does not own any interest in the general partner of Direct Fuels, it believes that it may be an affiliate of Direct Fuels under the 1940 Act by virtue of its participation on the board of the general partner.

Non-Affiliated Investments.

International Resource Partners LP — At May 31, 2008, the Company held a 28% limited partnership interest in International Resource Partners LP (“IRI”). The Company believes that the limited partner interests of IRI should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company does not have a member of its management team serving as a director on the board of the general partner for IRI. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRI. Accordingly, the Company believes that it is not an affiliate of IRI under the 1940 Act.

C. Other Affiliations — The only period in the comparative periods for the three and six months ended May 31, 2008 and May 31, 2007 for which KA Associates, Inc., an affiliate of KAFA, earned brokerage commissions was during the three months ended February 28, 2007, and this amount was less than $1.

6.	INVESTMENT TRANSACTIONS

For the six months ended May 31, 2008, the Company purchased and sold securities in the amount of $27,539 and $62,202 (including $0 and $14,250 of U.S. Treasuries, respectively, but excluding other short-term investments). For the six months ended May 31, 2007, the Company purchased and sold securities in the amount of $112,729 and $46,092 (excluding short-term investments), respectively.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

At May 31, 2008, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)	Cost	Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C.	Class D Units(1)	(2)	76	$2,000	$2,092	$27.46	0.9%	0.7%
Crosstex Energy, L.P.	Common Units(1)	(3)	28	818	827	29.77	0.4	0.3
Crosstex Energy, L.P.	Common Units(1)	(3)	28	818	818	29.45	0.4	0.3
Crosstex Energy, L.P.	Common Units(1)	(3)	28	818	813	29.26	0.3	0.3
Direct Fuels Partners, L.P.	Class A Common Units(1)	(4)	2,500	46,434	60,000	24.00	25.3	19.0
International Resource Partners LP	Class A Common Units(1)	(4)	1,500	28,194	34,500	23.00	14.6	10.9
Millennium Midstream Partners, LP	Class A Common Units(1)	(4)	2,375	42,480	57,091	24.04	24.1	18.1
ProPetro Services, Inc.	Warrants(1)	(4)	2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Term Loan(1)	(4)	$35,000	32,276	20,000	n/a	8.4	6.3
Quest Midstream Partners, L.P.	Common Units(1)	(4)	350	6,732	6,125	17.50	2.6	1.9
VantaCore Partners LP	Common Units(1)	(4)	441	8,360	9,019	20.44	3.8	2.9
VantaCore Partners LP	Term Loan(1)	(4)	$7,500	7,497	7,500	n/a	3.2	2.4

Total of securities valued in accordance with procedures established by the board of directors				$178,896	$198,785		84.0%	63.1%

CDX Funding, LLC	Term Loan(5)	(4)(6)	$2,550	$2,604	$2,155	n/a	0.9%	0.7%
Dresser, Inc.	Term Loan(5)	(4)(6)	$5,000	4,790	4,781	n/a	2.0	1.5
Hilcorp Energy Company	Corporate Bond(5)	(4)	$2,000	1,902	1,955	n/a	0.8	0.6
Seitel, Inc.	Corporate Bond(5)	(4)	$2,000	1,976	1,810	n/a	0.8	0.6
SemGroup, L.P.	Corporate Bond(5)	(4)	$6,500	6,490	6,338	n/a	2.7	2.0
Stallion Oilfield Services Ltd.	Term Loan(5)	(4)(6)	$5,000	4,914	4,075	n/a	1.7	1.3
Targa Resources, Inc.	Corporate Bond(5)	(4)	$4,580	4,605	4,408	n/a	1.9	1.4
Targa Resources Investments, Inc.	Term Loan(5)	(4)(6)	$999	699	699	n/a	0.3	0.2
Trident Resources Corp.	Warrants(5)	(4)(6)	100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service				$28,391	$26,296		11.1%	8.3%

Total of all restricted securities				$207,287	$225,081		95.1%	71.4%

(1)	Restricted security that represents Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Security is valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(2)	Unregistered security of a publicly-traded company.

(3)	Security subject to lock-up agreement.

(4)	Unregistered security of a private company.

(5)	Restricted security that represents Level 2 categorization under SFAS No. 157. Security is valued using prices provided by a principal market maker, syndicate bank or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies.

(6)	Corporate bank loan or equity warrant with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank or principal market maker. These securities have limited trading volume and are not listed on a national exchange. The syndicate bank or principal market maker is the active exchange for such security.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

At November 30, 2007, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)		Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Cost Basis	Value	Warrant	Assets	Assets

Atlas Energy Resources, LLC	Common Units(1)	(2)(3)(4)	91	$2,211	$2,706	$29.72	1.1%	0.8%
Atlas Energy Resources, LLC	Common Units(1)	(2)(3)	40	995	1,199	30.15	0.5	0.3
BreitBurn Energy Partners L.P.	Common Units(1)	(3)	73	2,271	2,102	28.89	0.9	0.6
Constellation Energy Partners LLC	Common Units(1)	(2)(3)(5)	36	1,236	1,217	33.40	0.5	0.3
Constellation Energy Partners LLC	Common Units(1)	(2)(3)	29	1,001	967	33.56	0.5	0.3
Copano Energy, L.L.C.	Common Units(1)	(2)(3)	72	2,500	2,590	35.91	1.1	0.7
Direct Fuels Partners, L.P.	Class B Common Units(1)	(6)	2,500	44,109	46,675	18.67	19.0	13.1
Direct Fuels Partners, L.P.	Class A Warrants(1)	(6)	2,500	4,700	4,575	1.83	1.9	1.3
International Resource Partners LP	Class A Common Units(1)	(6)	1,500	29,393	30,000	20.00	12.2	8.4
Millennium Midstream Partners, LP	Class B Common Units(1)	(6)	2,375	40,635	44,223	18.62	18.0	12.4
Millennium Midstream Partners, LP	Class A Warrants(1)	(6)	2,375	3,919	3,278	1.38	1.3	0.9
ProPetro Services, Inc.	Warrants(1)	(6)	2,905	2,469	109	0.04	—	—
ProPetro Services, Inc.	Term Loan(1)	(6)	$35,000	32,092	34,326	n/a	14.0	9.7
Quest Midstream Partners, L.P.	Common Units(1)	(6)	350	7,000	7,000	20.00	2.9	2.1
VantaCore Partners LP	Common Units(1)	(2)(6)	91	1,770	1,916	21.00	0.8	0.5
VantaCore Partners LP	Convertible Note(1)	(6)	$7,000	7,030	7,350	n/a	3.0	2.1
VantaCore Partners LP	Term Loan(1)	(6)	$7,500	7,500	7,500	n/a	3.0	2.1

Total of securities valued in accordance with procedures established by the board of directors				$190,831	$197,733		80.7%	55.6%

Beryl Oil and Gas LP	Term Loan(7)	(6)(8)	$2,933	$2,960	$2,890	n/a	1.2%	0.8%
CDX Funding, LLC	Term Loan(7)	(6)(8)	$4,550	4,645	4,345	n/a	1.8	1.2
Dresser, Inc.	Term Loan(7)	(6)(8)	$5,000	4,775	4,800	n/a	2.0	1.4
Knight, Inc.	Preferred Stock(7)	(6)	5	5,031	4,965	n/a	2.0	1.4
SandRidge Energy Inc.	Bridge Loan(7)	(6)(8)	$5,700	5,699	5,700	n/a	2.3	1.6
Seitel, Inc.	Corporate Bond(7)	(6)	$2,000	1,972	1,730	n/a	0.7	0.5
SemGroup, L.P.	Corporate Bond(7)	(6)	$9,000	8,935	8,595	n/a	3.5	2.4
Stallion Oilfield Services Ltd.	Term Loan(7)	(6)(8)	$5,000	4,906	4,925	n/a	2.0	1.4
Targa Resources, Inc.	Corporate Bond(7)	(6)	$4,580	4,604	4,488	n/a	1.8	1.3
Targa Resources, Inc.	Letter of Credit(7)	(6)(8)	$1,664	1,660	1,637	n/a	0.7	0.5
Targa Resources, Inc.	Term Loan(7)	(6)(8)	$2,983	3,001	2,934	n/a	1.2	0.8
Trident Resources Corp.	Warrants(7)	(6)(8)	100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service				$48,599	$47,084		19.2%	13.3%

Total of all restricted securities				$239,430	$244,817		99.9%	68.9%

(1)	Restricted security where reliable market quotes are not readily available. Security is valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(2)	Security subject to lock-up agreement.

(3)	Unregistered security of a publicly-traded company.

(4)	These exchange listed Common Units were converted from Class D units on November 14, 2007.

(5)	These exchange listed Common Units were converted from Class F units on November 12, 2007.

(6)	Unregistered security of a private company.

(7)	Restricted security that is valued using prices provided by a principal market maker, syndicate bank or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies.

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

On January 31, 2008, the Company terminated the Treasury Facility. All amounts of principal and interest were paid in full, and the Company sold its U.S. Treasury Bills, which were held as collateral for the amount outstanding under the Treasury Facility.

On February 21, 2008, the Company amended the Investment Facility as a result of its announcement that it would no longer be treated as a RIC under the Code and that it will be taxed as a corporation for the fiscal year ended November 30, 2008 and for future fiscal years. The amendment removed the Company’s requirement to maintain its RIC status and modified certain other terms in accordance with the Company’s intention to be taxed as a corporation.

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

As of May 31, 2008, the Company had $68,000 of borrowings under its Investment Facility at a weighted average interest rate of 3.74%. As of May 31, 2008, the Company was in compliance with all financial and operational covenants required by the Investment Facility.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

9.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended May 31, 2008, the year ended November 30, 2007 and the period September 21, 2006 (inception) to November 30, 2006.

	May 31,
	2008		November 30,	November 30,
	(Unaudited)		2007	2006

Per Share of Common Stock
Net asset value, beginning of period	$24.39		$24.19	$23.32

Income (Loss) from Operations(1)
Net investment income (loss)	(0.22)		0.36	0.09
Net realized and unrealized gain on investments	0.54		1.18	0.78
Net change in unrealized losses — conversion to taxable corporation	(0.38)		—	—

Total income (loss) from investment operations	(0.06)		1.54	0.87

Dividends and Distributions(2)(3)
Dividends	—		(0.95)	—
Distributions from net realized long-term capital gains	—		(0.15)	—
Distributions — return of capital	(0.82)		(0.24)	—

Total Dividends and Distributions	(0.82)		(1.34)	—

Net asset value, end of period	$23.51		$24.39	$24.19

Market value per share, end of period	$23.87		$23.14	$22.32

Total investment return based on market value(4)	7.0%		9.3%	(10.7)%

Supplemental Data and Ratios(5)
Net assets, end of period	$236,770		$245,133	$241,914
Ratio of expenses to average net assets:(6)
Excluding investment management fee waivers, deferred income taxes, interest expense and bad debt expense	3.3%		2.8%	3.1%
Excluding investment management fee waivers, deferred income taxes and bad debt expense	5.5%		3.8%	3.1%
Including investment management fee waivers, deferred income taxes and bad debt expense	11.0%		4.2%	2.6%
Ratio of net investment income (loss) to average net assets	(1.8)%		1.5%	1.9%
Net increase (decrease) in net assets resulting from operations to average net assets	(0.2	)%(7)	6.2%	3.7	%(7)
Portfolio turnover rate	8.9	%(7)	28.8%	5.6	%(7)
Average amount of borrowings outstanding under the Credit Facilities	$80,303		$32,584	—
Average amount of borrowings outstanding per share of common stock during the period	$7.99		$3.25	—

(1)	Based on average shares of common stock of 10,054,032 for the six months ended May 31, 2008, 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONCLUDED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

(2)	The information presented in this item is a current estimate of the characterization of a portion of the total dividends paid to common stockholders for the six months ended May 31, 2008. The estimate is based on the Company’s operating results during the period.

(3)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal year ended November 30, 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

(4)	Not annualized for the six months ended May 31, 2008 and for the period September 21, 2006 through November 30, 2006. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(5)	Unless otherwise noted, ratios are annualized.

(6)	The following table sets forth the components of the ratio of expenses to average total assets and average net assets.

	May 31, 2008 (Unaudited)		November 30, 2007		November 30, 2006
	Ratio of Expense to		Ratio of Expense to		Ratio of Expense to
	Average	Average	Average	Average	Average	Average
	Total Assets	Net Assets	Total Assets	Net Assets	Total Assets	Net Assets

Management fees	1.7%	2.3%	1.7%	2.0%	1.6%	1.7%
Other expenses	0.7	1.0	0.7	0.8	1.3	1.4
Total expenses — excluding management fee waivers, deferred income taxes, interest expense and bad debt expense	2.4%	3.3%	2.4%	2.8%	2.9%	3.1%
Interest expense	1.6	2.2	0.9	1.0	—	—
Total expenses — excluding management fee waivers, deferred income taxes and bad debt expense	4.0%	5.5%	3.3%	3.8%	2.9%	3.1%
Management fee waivers	—	—	(0.4)	(0.4)	(0.4)	(0.5)
Bad debt expense	0.5	0.6	—	—	—	—
Deferred tax expense	3.5	4.9	0.7	0.8	—	—
Total expenses — including management fee waivers, deferred income taxes and bad debt expense	8.0%	11.0%	3.6%	4.2%	2.5%	2.6%

Average total assets	$327,076		$290,922		$246,802
Average net assets	$236,031		$248,734		$235,199

(7)	Not annualized.

10.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. Transactions in common shares for the six months ended May 31, 2008 were as follows:

Shares outstanding at November 30, 2007	10,050,446
Shares issued through reinvestment of dividends and distributions	21,875

Shares outstanding at May 31, 2008	10,072,321

11.	SUBSEQUENT EVENT

On July 1, 2008, the Company declared its quarterly dividend of $0.42 per common share for the period March 1, 2008 through May 31, 2008. The dividend will be payable on July 31, 2008 to shareholders of record on July 18, 2008.

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

Portfolio and Investment Activity

Our investments as of May 31, 2008 were comprised of equity securities of $252.5 million and fixed income investments of $53.7 million.

As outlined in the table below, we have reconfigured our portfolio of investments during fiscal 2008 — increasing our investments in private MLPs and decreasing our holdings in fixed income investments. This change is consistent with our stated strategy when we announced our election to no longer be treated as a RIC.

	Percent of Long-Term Investments
	May 31,	November 30,
	2008	2007

Publicly Traded MLP and MLP Affiliate	28.0%	28.4%
Private MLP	54.5%	42.1%
Other Private Equity	0.0%	1.6%
Fixed Income Investments	17.5%	27.9%

	100.0%	100.0%

During the six months ended May 31, 2008, we have converted certain holdings in Millennium Midstream Partners, LP, VantaCore Partners LP and Direct Fuels Partners, L.P. into common units. Each of these conversions did not change the underlying economics of our investment but was done subsequent to our election to become a taxable corporation in an effort to simplify our holdings in such investments.

Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of May 31, 2008, 73% or $39.2 million of our interest-bearing portfolio is floating rate debt and 27% or $14.5 million is fixed rate debt.

Our Top Ten Portfolio Investments as of May 31, 2008

Listed below are our top ten portfolio investments as of May 31, 2008, represented as a percentage of our total assets(1).

					Percent
		Public/		Amount	of Total
	Investment	Private	Sector	($ in millions)	Assets

1.	Direct Fuels Partners, L.P.(2)	Private	Midstream — Specialty Processing and Distribution	$60.0	19.1%
2.	Millennium Midstream Partners, LP(3)	Private	Midstream — Gas Gathering and Processing	57.1	18.1
3.	International Resource Partners LP(4)	Private	Coal	34.5	11.0
4.	ProPetro Services, Inc.(5)	Private	Oilfield Services	20.0	6.4
5.	VantaCore Partners LP(6)	Private	Aggregates and Mining	16.5	5.2
6.	Enterprise Products Partners L.P.	Public	Midstream	6.4	2.0
7.	SemGroup, L.P.	Private	Midstream	6.3	2.0
8.	Quest Midstream Partners, L.P.(7)	Private	Midstream	6.1	1.9
9.	Atlas Energy Resources, LLC	Public	Midstream	5.4	1.7
10.	Plains All American Pipeline, L.P.	Public	Midstream	5.0	1.6

	TOTAL			$217.3	69.0%

(1)	Total assets were $315.1 million as of May 31, 2008.

(2)	Our investment in Direct Fuels Partners, L.P. includes 2,500,000 Class A common units, which represents a 38% limited partnership interest, and 200 incentive distribution rights (20% of total outstanding incentive distribution rights).

(3)	Our investment in Millennium Midstream Partners, LP includes 2,375,000 Class A common units, which represents a 39% limited partnership interest, and 212 incentive distribution rights (21% of total outstanding incentive distribution rights).

(4)	Our investment in International Resource Partners LP includes 1,500,000 Class A common units, which represents a 28% limited partnership interest and 10 incentive distribution rights (10% of total outstanding incentive distribution rights).

(5)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan ($20.0 million) and 2,904,620 warrants ($0).

(6)	Our investment in VantaCore Partners LP includes a senior secured second lien term loan ($7.5 million) and 441,250 common units ($9.0 million), which represents a 23% limited partnership interest, and 1,422 incentive distribution rights (14% of total outstanding incentive distribution rights).

(7)	Our investment in Quest Midstream Partners, L.P. includes 350,000 common units, which represents a 2.5% limited partnership interest.

Results of Operations — For the three and six months ended May 31, 2008

Set forth below is an explanation of our results of operations for the three and six months ended May 31, 2008, respectively.

Investment Income.  Investment income totaled $1.2 million and $3.8 million and consisted primarily of interest income on our short-term investments in fixed income investments and repurchase agreements. We earned $4.9 million and $9.3 million of cash dividends and distributions, of which $4.7 million and $9.0 million was treated as a return of capital during the period. Our interest income for the second quarter 2008 decreased by $1.5 million compared to the first quarter 2008, and $1.1 million of this decrease was attributable to our election to no longer accrue interest on our ProPetro investment.

Operating Expenses.  Total operating expenses totaled $3.6 million and $7.3 million, including $1.3 million and $2.7 million of base investment management fees; $0.9 million and $2.6 million for interest expense and $0.6 million and $1.2 million for other operating expenses. We also incurred $0.8 million of bad debt expense related to interest accrued during the first quarter of 2008 on our fixed income investment in ProPetro. For the six months ended, interest expense included the write-off of capitalized debt issuance costs of $0.3 million related to the termination of the Treasury Facility. Base investment management fees were equal to an annual rate of 1.75% of average total assets. We did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which we terminated effective January 31, 2008.

Net Investment Loss.  Our net investment loss totaled $1.5 million and $2.1 million, which consisted of $1.2 million and $3.8 million of investment income. This investment income was reduced by total operating expenses of $3.6 million and $7.3 million and offset by deferred income tax benefits of $0.9 million and $1.3 million.

Net Realized Gains (Losses).  We had net realized gains from our investments of $0.9 million and $2.2 million, which was net of deferred tax expense of $0.5 million and $1.3 million.

Net Change in Unrealized Gains (Losses).  We had net unrealized gains from our investments of $5.8 million for the three months ended and net unrealized losses of $0.6 million for the six months ended, both of which are net of tax. Significant unrealized gains on our private MLPs were partially offset by unrealized losses on our ProPetro investment and public MLP portfolio. For the three months ended, the net unrealized gains consisted of $9.2 million of gains from our investments and a net deferred tax expense of $3.4 million. For the six months ended, the net unrealized losses consisted of $5.1 million of gains from our investments; a net deferred tax expense of $1.9 million and a deferred tax expense of $3.8 million relating to our conversion from a RIC to a taxable corporation, effective December 1, 2007.

Net Decrease in Net Assets Resulting from Operations.  For the three months ended, our net increase in net assets resulting from operations for the period was $5.2 million. This increase is composed of the net unrealized gains of $5.8 million; net realized gains of $0.9 million and net investment losses of $1.5 million as noted above.

For the six months ended, our net decrease in net assets resulting from operations for the period was $0.6 million. This decrease is composed of the net unrealized losses of $0.6 million; net realized gains of $2.2 million and net investment losses of $2.2 million as noted above.

Results of Operations — For the three and six months ended May 31, 2007

Set forth below is an explanation of our results of operations for the three and six months ended May 31, 2007, respectively.

Investment Income.  Investment income totaled $3.0 million and $5.8 million and consisted primarily of interest income on our short-term investments in repurchase agreements and fixed income investments. We earned $1.8 million and $2.7 million of cash dividends and distributions, substantially all of which were treated as a return of capital during the period.

Operating Expenses.  Total operating expenses totaled $1.5 million and $2.9 million, including $1.0 million and $1.9 million of base and incentive investment management fees (net of fee waivers) and $0.2 million and $0.4 million for professional fees. Base investment management fees (net of fee waivers) were equal to an annual rate of 1.25% of average total assets.

Net Investment Income.  Our net investment income totaled $1.6 million and $3.0 million, which consisted of $3.0 million and $5.8 million of investment income, primarily from our interest income on short-term investments in repurchase agreements. Investment income was reduced by total operating expenses totaling $1.5 million and $2.9 million and increased by deferred income tax benefits of $0.1 million and $0.1 million.

Net Realized Gain (Losses).  We had net realized gains from our investments of $2.2 million and $3.1 million.

Net Change in Unrealized Gains (Losses).  We had net unrealized gains from our investments of $4.5 million and $12.6 million, which are net of deferred tax expense of $0.3 million and $0.4 million.

Net Increase in Net Assets Resulting from Operations.  Our net increase in net assets resulting from operations was $8.3 million and $18.7 million. These increases are composed primarily of the change in net unrealized gains of $4.5 million and $12.6 million, net investment income of $1.6 million and $3.0 million, and net realized gains of $2.2 million and $3.1 million as noted above.

Liquidity and Capital Resources

As of May 31, 2008, we had approximately $7.3 million invested in short-term repurchase agreements. As of July 3, 2008, we had approximately $1.4 million in repurchase agreements.

As of May 31, 2008, we had $68.0 million of borrowings (with $32 million remaining available) under our Investment Facility at a weighted average interest rate of 3.74%. As of July 3, 2008, we had $69.0 million of borrowings (with $31 million remaining available) under our Investment Facility at a weighted average interest rate of 3.75%.

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

On January 31, 2008, we terminated the Treasury Facility. All amounts of principal and interest were paid in full, and we sold $14.4 million of U.S. Treasury Bills, which were held as collateral for our amount outstanding under the Treasury Facility. The Treasury Facility enabled us to comply with certain requirements necessary to qualify as a RIC. We terminated this facility due to our decision to no longer be treated as a RIC.

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

Contractual Obligations

Investment Management Agreement.  We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three and six months ended May 31, 2008, we paid $1.3 million and $2.7 million in base management fees and did not accrue any incentive fees. We did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which was terminated on January 31, 2008.

As of May 31, 2008, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility as of May 31, 2008 described above under “Liquidity and Capital Resources.”

The following table summarizes our obligations as of May 31, 2008 over the following periods for the Investment Facility.

	Payments by Period ($ in millions)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years

Investment Facility(1)	$68.0	—	$68.0	—	—

(1)	At May 31, 2008, $32.0 million remained available for borrowing under our Investment Facility.

Dividends

We intend to continue to distribute quarterly dividends to our common stockholders. Our quarterly dividends, if any, will continue to be determined by our board of directors. On May 1, 2008, we paid a dividend to our common stockholders of $0.415 per common share (for the period from December 1, 2007 to February 29, 2008), totaling $4.2 million.

On July 1, 2008, we declared our quarterly dividend of $0.42 per common share for the period March 1, 2008 to May 31, 2008 for a total of $4.2 million. The dividend is payable on July 31, 2008 to shareholders of record on July 18, 2008.

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

Off-Balance Sheet Arrangements

At May 31, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement with KAFA.

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

Interest Rate Risk.  Interest rate risk primarily results from variable rate debt securities in which we invest and from borrowings under our Investment Facility. Debt investments in our portfolio are based on floating and fixed rates. Debt investments bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of May 31, 2008, the fair value of our floating rate investments, excluding our ProPetro investment where we are not accruing interest, totaled approximately $19.2 million, or 57% of our total debt investments of $33.7 million (excluding ProPetro). Based on sensitivity analysis of the ($21.0 million par value) floating rate debt investment portfolio at May 31, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended May 31, 2009 would either decrease or increase net investment income before income taxes by approximately $0.2 million.

On January 31, 2008, we terminated the Treasury Facility. All amounts of principal and interest were paid in full, and we sold all of our U.S. Treasury Bills, which were held as collateral for our amount outstanding under the Treasury Facility. The Treasury Facility enabled us to comply with certain requirements necessary to qualify as a RIC. We terminated this facility due to our decision to no longer be treated as a RIC.

As of May 31, 2008, we had $68.0 million of borrowings under our Investment Facility at a weighted average interest rate of 3.74%. This interest rate is based on a LIBOR, which can have a one to twelve month duration. Based on sensitivity analysis of the Investment Facility at May 31, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended May 31, 2009 would either decrease or increase net investment income before income taxes by approximately $0.7 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

At the June 17, 2008 annual meeting of stockholders, the Company sought approval of a proposal to authorize the Company to sell shares of its common stock, in one or more public or private offerings, at a price below its then-current net asset value per share. The Company would only sell shares at a price below net asset value if the price before deducting underwriting fees and commissions and offering costs was above the Company’s then-current net asset value and if the Company complied with certain other dilution conditions. The Company believes that such sales of shares of common stock below net asset value would afford the Company greater flexibility to raise capital quickly in order to capitalize on accretive investment opportunities, particularly because the Company generally attempts to remain fully invested and does not intend to maintain cash for the purpose of making these investments. This proposal did not pass at the annual meeting of stockholders.

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

Date: July 10, 2008

By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer

Date: July 10, 2008