Form 10-Q
period 2008-08-31
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2008-10-10
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,102,986 shares outstanding as of October 7, 2008.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF AUGUST 31, 2008
(amounts in 000’s)
(UNAUDITED)

	No. of
Description:	Shares/Units	Value

Long-Term Investments — 133.7%
Equity Investments(a) — 116.6%
United States — 116.6%
Publicly Traded MLP and MLP Affiliate(b) — 34.2%
Atlas Energy Resources, LLC	131	$4,587
Atlas Pipeline Partners, L.P.	73	2,502
BreitBurn Energy Partners L.P.	73	1,208
Calumet Specialty Products Partners, L.P.	80	1,148
Capital Product Partners L.P.	40	626
Constellation Energy Partners LLC	51	702
Copano Energy, L.L.C. — Unregistered, Class D Units(c)	76	1,886
Copano Energy, L.L.C.	80	2,541
Crosstex Energy, L.P.(c)	28	706
Crosstex Energy, L.P.	114	2,903
DCP Midstream Partners, LP.	75	1,842
Duncan Energy Partners L.P.	67	1,217
Eagle Rock Energy Partners, L.P.	29	416
El Paso Pipeline Partners, L.P.	19	345
Enbridge Energy Management, L.L.C.(d)	24	1,232
Enbridge Energy Partners L.P.	72	3,463
Energy Transfer Equity, L.P.	44	1,277
Energy Transfer Partners, L.P.	52	2,301
Enterprise Products Partners L.P.	253	7,459
Exterran Partners, L.P.	77	1,715
Global Partners LP.	130	1,616
Hiland Partners, LP	10	473
Inergy, L.P.	78	2,048
Kinder Morgan Management, LLC(d)	15	817
K-Sea Transportation Partners L.P.	7	190
Legacy Reserves LP.	8	149
Magellan Midstream Partners, L.P.	58	2,149
MarkWest Energy Partners, L.P.	57	1,956
Martin Midstream Partners L.P.	59	1,845
ONEOK Partners, L.P.	91	5,466
OSG America L.P.	46	548
Penn Virginia Resource Partners, L.P.	21	511
Pioneer Southwest Energy Partners L.P.	2	44
Plains All American Pipeline, L.P.(e)	103	4,897
Regency Energy Partners LP.	46	1,146
Spectra Energy Partners, LP	32	733
Targa Resources Partners LP	64	1,537
TC PipeLines, LP	67	2,299
Teekay LNG Partners L.P.	63	1,440
Teekay Offshore Partners L.P.	52	842
TEPPCO Partners, L.P.	52	1,667
TransMontaigne Partners L.P.	6	148
Western Gas Partners, LP	60	919
Williams Partners L.P.	104	3,160

		76,676

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF AUGUST 31, 2008
(amounts in 000’s)
(UNAUDITED)

	No. of
Description:	Shares/Units	Value

Private MLP(c)(f) — 82.4%
Direct Fuels Partners, L.P.(e)	2,500	$52,000
International Resource Partners LP	1,500	36,000
Millennium Midstream Partners, LP(e)	2,375	60,111
Quest Midstream Partners, L.P.	350	6,125
VantaCore Partners LP(e)	1,465	30,568

		184,804

Other Private Equity(f) — 0.0%
ProPetro Services, Inc. — Warrants(c)(g)	2,905	—
Trident Resources Corp. — Warrants(h)	100	75

		75

Total Equity Investments (Cost $233,405)		261,555

	Interest	Maturity	Principal
	Rate	Date	Amount
Fixed Income Investments(f) — 17.1%
United States — 16.0%
Midstream — 1.4%
Targa Resources, Inc.	8.50%	11/01/13	$2,580	$2,451
Targa Resources Investments, Inc.	(i)	2/09/15	1,019	739

				3,190

Upstream — 1.6%
Hilcorp Energy Company	7.75	11/01/15	4,000	3,620

Oilfield Services — 13.0%
Dresser, Inc.	(j)	5/04/15	5,000	4,831
ProPetro Services, Inc.(c)	(k)	2/15/13	35,000	20,000
Stallion Oilfield Services Ltd.	(l)	7/18/12	5,000	4,225

				29,056

Total United States (Cost $49,247)				35,866

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF AUGUST 31, 2008
(amounts in 000’s)
(UNAUDITED)

	Interest	Maturity	Principal
Description	Rate	Date	Amount	Value

Canada — 1.1%
Upstream — 1.1%
Athabasca Oil Sands Corp.(b) (Cost $2,434)	13.00%	7/30/11	2,500	$2,400

Total Fixed Income Investments (Cost $51,681)				38,266

Total Long-Term Investments (Cost $285,086)				299,821

Short-Term Investments — 2.3%
Repurchase Agreements — 2.3%
Bear, Stearns & Co. Inc. (Agreements dated 8/29/08 to be repurchased at $5,058), collateralized by $5,205 in
U.S. Treasury Notes (Cost $5,057)	1.98	9/01/08		5,057

Total Investments — 136.0% (Cost $290,143)				304,878

Senior Secured Revolving Credit Facility Borrowings				(77,500)
Other Liabilities in Excess of Other Assets				(3,189)

Net Assets				$224,189

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Security is not treated as an eligible portfolio security for purposes of business development company (“BDC”) qualification.

(c)	Fair valued and restricted security (see Notes 2, 3 and 7).

(d)	Distributions are paid in-kind.

(e)	The Company believes that it is an affiliate of Plains All American, L.P., and that it may be an affiliate of Direct Fuels Partners, L.P., Millennium Midstream Partners, LP and VantaCore Partners LP (see Note 5).

(f)	Unless otherwise noted, security is treated as an eligible portfolio security for purposes of BDC qualification.

(g)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(h)	Warrants are non-income producing and expire on November 30, 2013.

(i)	Floating rate senior secured term loan facility. Interest is paid in-kind at a rate of LIBOR + 500 basis points (7.89% as of August 31, 2008)

(j)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (8.56% as of August 31, 2008).

(k)	Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 900 basis points, but the Company is not accruing interest income on this security (see Note 2 — Investment Income).

(l)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 525 basis points (8.05% as of August 31, 2008).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	No. of
Description:	Shares/Units	Value

Long-Term Investments(a) — 133.3%
Equity Investments(b) — 96.1%
Publicly Traded MLP and MLP Affiliate(c)(d) — 37.8%
Atlas Energy Resources, LLC — Unregistered(e)	131	$3,905
Atlas Pipeline Partners, L.P.	46	2,083
BreitBurn Energy Partners L.P. — Unregistered(e)	73	2,102
Buckeye Partners, L.P.	41	1,960
Calumet Specialty Products Partners, L.P.	104	3,842
Capital Product Partners L.P.(f)	24	593
Constellation Energy Partners LLC — Unregistered(e)	65	2,184
Copano Energy, L.L.C.	8	320
Copano Energy, L.L.C. — Unregistered(e)	72	2,590
Crosstex Energy, L.P.	24	815
DCP Midstream Partners, LP	62	2,509
Duncan Energy Partners L.P.	53	1,214
Eagle Rock Energy Partners, L.P.	24	512
El Paso Pipeline Partners, L.P.(g)	9	218
Enbridge Energy Management, L.L.C.(f)(h)	66	3,404
Enbridge Energy Partners L.P.	17	858
Energy Transfer Equity, L.P.	61	2,091
Energy Transfer Partners, L.P.	17	896
Enterprise Products Partners L.P.	220	6,875
Exterran Partners, L.P.(i)	40	1,390
Global Partners LP	114	3,137
Hiland Holdings GP, LP	10	244
Hiland Partners, LP	31	1,470
Inergy, L.P.	64	2,051
Kinder Morgan Management, LLC(f)(h)	111	5,572
K-Sea Transportation Partners L.P.	12	429
Legacy Reserves LP	35	754
Magellan Midstream Partners, L.P.	65	2,859
MarkWest Energy Partners, L.P.	95	3,113
Martin Midstream Partners L.P.	50	1,908
NuStar Energy L.P.(j)	11	647
ONEOK Partners, L.P.	94	5,650
OSG America L.P.(g)	1	27
Penn Virginia Resource Partners, L.P.	9	244
Plains All American Pipeline, L.P.	103	5,374

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	August 31,
	2008	November 30,
	(Unaudited)	2007

ASSETS
Investments, at fair value:
Non-affiliated (Cost — $165,487 and $195,941, respectively)	$152,245	$205,811
Affiliated (Cost — $119,599 and $114,172, respectively)	147,576	120,891
U.S. Treasury Bills, at fair value (Cost — $0 and $14,251, respectively)	—	14,250
Repurchase agreements (Cost — $5,057 and $10,769, respectively)	5,057	10,769

Total investments (Cost — $290,143 and $335,133, respectively)	304,878	351,721
Deposits with brokers	123	121
Receivable for securities sold	431	766
Interest, dividends and distributions receivable, net	381	1,515
Debt issuance costs, prepaid expenses and other assets	821	1,264

Total Assets	306,634	355,387

LIABILITIES
Senior secured revolving credit facility	77,500	85,000
Treasury secured revolving credit facility	—	14,000
Payable for securities purchased	—	6,967
Investment management fee payable	1,339	1,355
Accrued directors’ fees and expenses	75	78
Accrued expenses and other liabilities	1,154	863
Deferred tax liability	2,377	1,991

Total Liabilities	82,445	110,254

NET ASSETS	$224,189	$245,133

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at August 31, 2008 and November 30, 2007; 10,102,986 and 10,050,446 shares issued and outstanding at August 31, 2008 and November 30, 2007, respectively)	$10	$10
Paid-in capital	220,195	231,535
Accumulated net investment loss, net of income taxes, less dividends	(3,215)	(409)
Accumulated net realized losses on investments, net of income taxes	(1,828)	(19)
Net unrealized gains on investments, net of income taxes	9,027	14,016

NET ASSETS	$224,189	$245,133

NET ASSET VALUE PER SHARE	$22.19	$24.39

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007

INVESTMENT INCOME
Income
Dividends and Distributions:
Non-affiliated investments	$2,217	$1,039	$6,477	$2,536
Affiliated investments	2,749	1,397	7,831	2,615

Total dividends and distributions	4,966	2,436	14,308	5,151
Return of capital	(3,825)	(2,187)	(12,844)	(4,625)

Net dividends and distributions	1,141	249	1,464	526

Interest:
Non-affiliated investments (after foreign taxes withheld of $2 for the three and nine months ended August 31, 2008)	648	2,208	3,882	7,684
Affiliated investments	85	366	373	408

Total interest	733	2,574	4,255	8,092

Total investment income	1,874	2,823	5,719	8,618

Expenses
Base investment management fees	1,328	1,251	4,052	3,428
Incentive investment management fees	—	(409)	—	—
Bad debt expense	—	—	830	—
Professional fees	229	299	719	707
Directors’ fees	76	73	240	210
Administration fees	54	59	202	173
Insurance	38	39	113	117
Custodian fees	20	21	61	53
Other expenses	162	126	441	295

Total Expenses — Before Base Investment Management Fee Waivers and Interest Expense	1,907	1,459	6,658	4,983
Base investment management fee waivers	—	(351)	—	(973)
Interest expense	1,003	944	3,549	944

Total Expenses	2,910	2,052	10,207	4,954

Net Investment Income (Loss) — Before Income Taxes	(1,036)	771	(4,488)	3,664
Deferred income tax benefit	386	233	1,682	331

Net Investment Income (Loss)	(650)	1,004	(2,806)	3,995

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains (Losses)
Investments	(6,340)	400	(2,851)	3,544
Foreign currency transactions	(30)	—	(30)	—
Deferred income tax benefit	2,370	—	1,072	—

Net Realized Gains (Losses)	(4,000)	400	(1,809)	3,544

Net Change in Unrealized Gains (Losses)
Investments	(6,985)	(5,596)	(1,852)	7,316
Foreign currency translations	3	—	3	—
Deferred income tax benefit (expense)	2,598	(550)	688	(900)
Deferred income tax expense — conversion to a taxable corporation	—	—	(3,828)	—

Net Change in Unrealized Gains (Losses)	(4,384)	(6,146)	(4,989)	6,416

Net Realized and Unrealized Gains (Losses)	(8,384)	(5,746)	(6,798)	9,960

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(9,034)	$(4,742)	$(9,604)	$13,955

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

	Nine Months
	Ended		For the Year
	August 31,		Ended
	2008		November 30,
	(Unaudited)		2007

OPERATIONS
Net investment income (loss)	$(2,806)		$3,606
Net realized gains (losses)	(1,809)		5,523
Net change in unrealized gains (losses)	(1,161)		6,251
Net change in unrealized losses — conversion to taxable corporation	(3,828)		—

Net Increase (Decrease) in Net Assets Resulting from Operations	(9,604)		15,380

DIVIDENDS AND DISTRIBUTIONS
Dividends	—		(9,478	)(2)
Distributions — net realized long-term capital gains	—		(1,573	)(2)
Distributions — return of capital	(12,523	)(1)	(2,415	)(2)

Dividends and Distributions	(12,523)		(13,466)

CAPITAL STOCK TRANSACTIONS
Issuance of 52,540 and 50,386 shares of common stock from reinvestment of dividends	1,183		1,272
Underwriting discount and offering expenses	—		33

Net Increase in Net Assets from Capital Stock Transactions	1,183		1,305

Total Increase (Decrease) in Net Assets	(20,944)		3,219

NET ASSETS
Beginning of period	245,133		241,914

End of period	$224,189		$245,133

(1)	This is an estimate of the characterization of a portion of the total dividends paid to common stockholders for the nine months ended August 31, 2008 as either a dividend (ordinary income) or distribution (return of capital). This estimate is based on the Company’s operating results during the period. The actual characterization of the common stock dividends made during the current year will not be determinable until after the end of the fiscal year when the Company can determine earnings and profits and, therefore, it may differ from the preliminary estimates.

(2)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal year ended November 30, 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(9,604)	$13,955
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(58,886)	(274,292)
Sale of U.S. Treasury Bills	14,250	—
Proceeds from sale of long-term investments	68,597	48,101
Sale of short-term investments, net	5,712	132,388
Realized losses (gains) on investments, net of $30 for foreign currency transactions	2,881	(3,544)
Return of capital distributions	12,844	4,625
Unrealized losses (gains) on investments	1,852	(7,316)
Increase in deferred tax liability	386	569
Accretion of bond discount	(407)	(354)
Increase in deposits with brokers	(2)	(18)
Decrease in receivable for securities sold	335	517
Decrease (increase) in interest, dividend and distributions receivable	1,134	(1,006)
Decrease (increase) in debt issuance costs, prepaid expenses and other assets	443	(939)
Increase (decrease) in payable for securities purchased	(6,967)	4,574
Increase (decrease) in investment management fee payable	(16)	323
Increase (decrease) in accrued directors’ fees and expenses	(3)	12
Increase in accrued expenses and other liabilities	291	55

Net Cash Provided by (Used in) Operating Activities	32,840	(82,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Underwriting discount and offering expenses	—	33
Borrowings from (repayments of) senior secured revolving credit facility	(7,500)	66,000
Borrowings from (repayments of) treasury secured revolving credit facility	(14,000)	25,000
Cash distributions to shareholders	(11,340)	(8,683)

Net Cash Provided by (Used in) Financing Activities	(32,840)	82,350

NET INCREASE (DECREASE) IN CASH	—	—
CASH — BEGINNING OF PERIOD	—	—

CASH — END OF PERIOD	$—	$—

Supplemental disclosure of cash flow information:

Non-cash financing activities not included herein consist of reinvestment of distributions pursuant to the Company’s dividend reinvestment plan of $1,183 and $721 for the nine months ended August 31, 2008 and August 31, 2007, respectively.

During the nine months ended August 31, 2008, state income and franchise taxes paid were $42 and interest paid was $2,881. During the nine months ended August 31, 2007, state income and franchise taxes paid were $1 and interest paid was $486.

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

The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations will be determined in good faith by the board of directors of the Company (the “board of directors”) under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors, the following valuation process, approved by the board of directors, will be used for such securities:

•	Investment Team Valuation. The applicable investments will initially be valued by the investment adviser’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions will be documented and discussed with senior management of KA Fund Advisors, LLC (“KAFA”), the Company’s investment adviser. Such valuations will be submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis. These valuations will stand for intervening periods of time unless a senior officer of KAFA determines that material adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value.

•	Valuation Committee. The Valuation Committee shall meet each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. The Valuation Committee’s valuation determinations will be subject to ratification by the board at its next regular meeting.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors will review the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consisted of certain limited procedures that the Company identified and requested them to perform. For the quarter ended August 31, 2008, the independent valuation firm provided limited procedures on investments in eight portfolio companies comprising approximately 68.0% of the total investments at fair value as of August 31, 2008. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

•	Board of Directors Determination. The board of directors will consider the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The board of directors will consider the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

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

At August 31, 2008, the Company held 92.5% of its net assets applicable to common stockholders (67.6% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at August 31, 2008 was $207,396. (See Note 7 — Restricted Securities).

At November 30, 2007, the Company held 80.7% of its net assets applicable to common stockholders (55.6% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at November 30, 2007 was $197,733. (See Note 7 — Restricted Securities).

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

The following table sets forth the Company’s estimated return of capital for distributions received from its public and private MLPs, both as a percentage of total distributions and in thousands of dollars. Any return of capital portion of the distribution results in an equivalent reduction in the cost basis of the associated investments in each of the comparative periods and increases to Net Realized Gains and Net Change in Unrealized Gains in the accompanying Statement of Operations.

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007

Distributions received, estimated as return of capital portion	77%	90%	90%	90%
Return of capital — attributable to Net Realized Gains	$452	$37	$1,055	$223
Return of capital — attributable to Net Change in Unrealized Gains	3,373	2,150	11,789	4,402

Total return of capital	$3,825	$2,187	$12,844	$4,625

For the six months ended May 31, 2008 the Company estimated the return of capital portion of distributions received to be 97%. The Company reduced its estimate of return of capital to 90% for the nine months ended August 31, 2008. The reduction to the estimate caused the return of capital percentage for the quarter ended August 31, 2008 to be 77%.

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

As of August 31, 2008, the Company has established a full reserve of $830, which represents past due interest accrued during the first quarter 2008, against its interest receivable from its term loan investment in ProPetro Services, Inc. This amount is presented on our Consolidated Statement of Operations as bad debt expense. The Company is not currently accruing interest income on its investment in ProPetro Services, Inc.

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

As of December 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date. (See Note 4 — Income Taxes).

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

M. Foreign Currency Translations — The books and records of the Company are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis: (i) market value of investment securities, assets and liabilities at the rate of exchange as of the valuation date; and (ii) purchases and sales of investment securities, income and expenses at the relevant rates of exchange prevailing on the respective dates of such transactions.

The Company does not isolate that portion of gains and losses on investments in equity and debt securities which is due to changes in the foreign exchange rates from that which is due to changes in market prices of equity securities. Accordingly, realized and unrealized foreign currency gains and losses with respect to such securities are included in the reported net realized and unrealized gains and losses on investment transactions balances.

Net realized foreign exchange gains or losses represent gains and losses from transactions in foreign currencies and foreign currency contracts, foreign exchange gains or losses realized between the trade date and settlement date on security transactions, and the difference between the amounts of interest and dividends recorded on the Company’s books and the U.S. dollar equivalent of such amounts on the payment date.

Net unrealized foreign exchange gains or losses represent the difference between the cost of assets and liabilities (other than investments) recorded on the Company’s books from the value of the assets and liabilities (other than investments) on the valuation date.

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

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

The following table presents our assets measured at fair value on a recurring basis at August 31, 2008.

Prices with
		Quoted Prices	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long-Term Investments	$299,821	$74,084	$18,341	$207,396

The Company did not have any liabilities that were measured at fair value on a recurring basis at August 31, 2008.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended August 31, 2008.

Three Months Ended
August 31, 2008

Balance — May 31, 2008	$198,785
Transfers out of Level 3	(12,275)
Realized gains	225
Unrealized losses, net	(1,888)
Purchases, issuances or settlements	22,549

Balance — August 31, 2008	$207,396

Nine Months Ended
August 31, 2008

Balance — November 30, 2007	$197,733
Transfers out of Level 3	(18,506)
Realized gains	225
Unrealized gains, net	5,395
Purchases, issuances or settlements	22,549

Balance — August 31, 2008	$207,396

The $1,888 of unrealized losses, net, and $5,395 of unrealized gains, net, presented in the tables above for the three and nine months ended August 31, 2008 relate to investments that are still held at August 31, 2008, and the Company presents these unrealized gains (losses) on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).

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

	August 31,
	2008	November 30,
	(Unaudited)	2007

Deferred tax assets:
Organizational costs	$(17)	$—
Net operating loss carryforwards	(574)	(581)
Deferred tax liabilities:
Net unrealized gains on investment securities	5,711	2,572
Tax effect of 2008 net investment loss and net realized loss	(2,743)	—

Total net deferred tax liability	$2,377	$1,991

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

As of August 31, 2008 and November 30, 2007, the identified cost of investments for federal income tax purposes was $289,699 and $335,312, respectively. The cost basis of investments includes a $443 and $635 reduction in basis attributable to the Company’s portion of the allocated losses from its MLP investments at August 31, 2008 and November 30, 2007, respectively. Gross unrealized appreciation and depreciation of investments for federal income tax purposes were as follows:

	August 31,
	2008	November 30,
	(Unaudited)	2007

Gross unrealized appreciation of investments	$41,015	$21,716
Gross unrealized depreciation of investments	(25,837)	(5,308)

Net unrealized appreciation before tax	$15,178	$16,408

For the nine and three months ended August 31, 2008, components of the Company’s income tax expense were as follows:

	Three Months	Nine Months
	Ended	Ended
	August 31, 2008	August 31, 2008

Deferred income tax benefit — net investment loss	$386	$1,682
Deferred income tax benefit — realized losses	2,370	1,072
Deferred income tax benefit — unrealized losses	2,598	688
Deferred income tax expense — conversion to a taxable corporation	—	(3,828)

Income tax benefit (expense)	$5,354	$(386)

The Company adopted FIN 48 as of December 1, 2007, and the adoption of the interpretation did not have a material effect on the Company’s net asset value. The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Consolidated Statement of Operations. As of August 31, 2008, the Company does not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.

Total income taxes are computed by applying the federal statutory rate plus a blended state income tax rate. For the three and nine months ended August 31, 2008, the combined federal and state rate for the Company is 37.2%. For the three and nine months ended August 31, 2008, the Company’s overall effective tax rates were 37.2% and 78.9%. During the quarter ended February 29, 2008, the Company recorded a deferred income tax expense of $3,828 on certain unrealized gains on investments that were not taxed prior to the Company’s conversion to a taxable corporation, which was effective December 1, 2007. The effective tax rate for the nine months ended August 31, 2008 was greater than the combined tax rate of 37.2% due to this deferred tax expense.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

At November 30, 2007 when the Company was a RIC, it reported the following components of distributable earnings:

November 30,
2007

Undistributed ordinary income	—
Undistributed long-term capital gains	—
Net unrealized gains on investments	$16,408

Total distributable earnings	$16,408

5.	AGREEMENTS AND AFFILIATIONS

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

For the three and nine months ended August 31, 2008, the Company incurred $1,328 and $4,052, respectively, in base management fees and did not pay any incentive fees.

For the three and nine months ended August 31, 2007, the Company paid $900 and $2,455, respectively, in base management fees, net of $351 and $973, respectively, in fee waivers. For the three months ended August 31, 2007, the Company reversed accrued incentive Capital Gains Fees of $409 due to unrealized losses at the end of the period. The company did not accrue any Net Investment Income fees during the three and nine months ended August 31, 2007.

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

Millennium Midstream Partners, LP — At August 31, 2008, the Company held a 39% limited partnership interest in Millennium Midstream Partners, LP (“Millennium”). The Company believes that the limited partner interests of Millennium should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Senior Vice Presidents serves as a director on the board of the general partner for Millennium. Although the Company does not own any interest in the general partner of Millennium, it believes that it may be an affiliate of Millennium under the 1940 Act by virtue of its participation on the board of the general partner.

VantaCore Partners LP — At August 31, 2008, the Company held a 39% limited partnership interest in VantaCore Partners LP (“VantaCore”). The Company believes that the limited partner interests of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Senior Vice Presidents serves as a director on the board of the general partner for VantaCore. Although the Company does not own any interest in the general partner of VantaCore, it believes that it may be an affiliate of VantaCore under the 1940 Act by virtue of its participation on the board of the general partner.

Direct Fuels Partners, L.P. — At August 31, 2008, the Company held a 38% limited partnership interest in Direct Fuels Partners, L.P. (“Direct Fuels”). The Company believes that the limited partner interests of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

the rights of such securities. The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. Although the Company does not own any interest in the general partner of Direct Fuels, it believes that it may be an affiliate of Direct Fuels under the 1940 Act by virtue of its participation on the board of the general partner.

Non-Affiliated Investments.

International Resource Partners LP — At August 31, 2008, the Company held a 28% limited partnership interest in International Resource Partners LP (“IRI”). The Company believes that the limited partner interests of IRI should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company does not have a member of its management team serving as a director on the board of the general partner for IRI. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRI. Accordingly, the Company believes that it is not an affiliate of IRI under the 1940 Act.

C. Other Affiliations — The only period in the comparative periods for the three and nine months ended August 31, 2008 and August 31, 2007 for which KA Associates, Inc., an affiliate of KAFA, earned brokerage commissions was during the three months ended February 28, 2007, and this amount was less than $1.

6.	INVESTMENT TRANSACTIONS

For the nine months ended August 31, 2008, the Company purchased and sold securities in the amount of $58,886 and $82,847 (including $0 and $14,250 of U.S. Treasuries, respectively, but excluding other short-term investments), respectively. For the nine months ended August 31, 2007, the Company purchased and sold securities in the amount of $274,292 and $48,101 (excluding short-term investments), respectively.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

At August 31, 2008, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)	Cost	Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C.	Class D Units	(1)	76	$2,000	$1,886	$24.76	0.9%	0.6%
Crosstex Energy, L.P.	Common Units	(2)	28	825	706	25.40	0.3	0.2
Direct Fuels Partners, L.P.	Class A Common Units	(3)	2,500	45,549	52,000	20.80	23.2	17.0
International Resource Partners LP	Class A Common Units	(3)	1,500	27,774	36,000	24.00	16.1	11.7
Millennium Midstream Partners, LP	Class A Common Units	(3)	2,375	41,620	60,111	25.31	26.8	19.6
ProPetro Services, Inc.	Warrants	(3)	2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Term Loan	(3)	$35,000	32,375	20,000	n/a	8.9	6.5
Quest Midstream Partners, L.P.	Common Units	(3)	350	6,626	6,125	17.50	2.7	2.0
VantaCore Partners LP	Common Units	(3)	1,465	28,162	30,568	20.87	13.6	10.0

Total of securities valued in accordance with procedures established by the board of directors(4)				$187,400	$207,396		92.5%	67.6%

Athabasca Oil Sands Corp.	Corporate Bond		$2,500	$2,434	$2,400	n/a	1.1%	0.8%
Dresser, Inc.	Term Loan		$5,000	4,797	4,831	n/a	2.2	1.6
Hilcorp Energy Company	Corporate Bond		$4,000	3,806	3,620	n/a	1.6	1.2
Stallion Oilfield Services Ltd.	Term Loan		$5,000	4,918	4,225	n/a	1.9	1.4
Targa Resources, Inc.	Corporate Bond		$2,580	2,625	2,451	n/a	1.1	0.8
Targa Resources Investments, Inc.	Term Loan		$1,019	726	739	n/a	0.3	0.2
Trident Resources Corp.	Warrants		100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service(3)(5)(6)				$19,717	$18,341		8.2%	6.0%

Total of all restricted securities				$207,117	$225,737		100.7%	73.6%

(1)	Unregistered security of a publicly-traded company.

(2)	Security subject to lock-up agreement.

(3)	Unregistered security of a private company.

(4)	Restricted securities that represent Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(5)	Securities with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank or principal market maker. These securities have limited trading volume and are not listed on a national exchange. The syndicate bank or principal market maker is the active exchange for such security.

(6)	Restricted securities that represent Level 2 categorization under SFAS No. 157. Securities are valued using prices provided by a principal market maker, syndicate bank or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

At November 30, 2007, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)		Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Cost Basis	Value	Warrant	Assets	Assets

Atlas Energy Resources, LLC	Common Units	(1)(2)(3)	91	$2,211	$2,706	$29.72	1.1%	0.8%
Atlas Energy Resources, LLC	Common Units	(1)(2)	40	995	1,199	30.15	0.5	0.3
BreitBurn Energy Partners L.P.	Common Units	(2)	73	2,271	2,102	28.89	0.9	0.6
Constellation Energy Partners LLC	Common Units	(1)(2)(4)	36	1,236	1,217	33.40	0.5	0.3
Constellation Energy Partners LLC	Common Units	(1)(2)	29	1,001	967	33.56	0.5	0.3
Copano Energy, L.L.C.	Common Units	(1)(2)	72	2,500	2,590	35.91	1.1	0.7
Direct Fuels Partners, L.P.	Class B Common Units	(5)	2,500	44,109	46,675	18.67	19.0	13.1
Direct Fuels Partners, L.P.	Class A Warrants	(5)	2,500	4,700	4,575	1.83	1.9	1.3
International Resource Partners LP	Class A Common Units	(5)	1,500	29,393	30,000	20.00	12.2	8.4
Millennium Midstream Partners, LP	Class B Common Units	(5)	2,375	40,635	44,223	18.62	18.0	12.4
Millennium Midstream Partners, LP	Class A Warrants	(5)	2,375	3,919	3,278	1.38	1.3	0.9
ProPetro Services, Inc.	Warrants	(5)	2,905	2,469	109	0.04	—	—
ProPetro Services, Inc.	Term Loan	(5)	$35,000	32,092	34,326	n/a	14.0	9.7
Quest Midstream Partners, L.P.	Common Units	(5)	350	7,000	7,000	20.00	2.9	2.1
VantaCore Partners LP	Common Units	(1)(5)	91	1,770	1,916	21.00	0.8	0.5
VantaCore Partners LP	Convertible Note	(5)	$7,000	7,030	7,350	n/a	3.0	2.1
VantaCore Partners LP	Term Loan	(5)	$7,500	7,500	7,500	n/a	3.0	2.1

Total of securities valued in accordance with procedures established by the board of directors(6)				$190,831	$197,733		80.7%	55.6%

Beryl Oil and Gas LP	Term Loan	(5)(7)	$2,933	$2,960	$2,890	n/a	1.2%	0.8%
CDX Funding, LLC	Term Loan	(5)(7)	$4,550	4,645	4,345	n/a	1.8	1.2
Dresser, Inc.	Term Loan	(5)(7)	$5,000	4,775	4,800	n/a	2.0	1.4
Knight, Inc.	Preferred Stock	(5)	5	5,031	4,965	n/a	2.0	1.4
SandRidge Energy Inc.	Bridge Loan	(5)(7)	$5,700	5,699	5,700	n/a	2.3	1.6
Seitel, Inc.	Corporate Bond	(5)	$2,000	1,972	1,730	n/a	0.7	0.5
SemGroup, L.P.	Corporate Bond	(5)	$9,000	8,935	8,595	n/a	3.5	2.4
Stallion Oilfield Services Ltd.	Term Loan	(5)(7)	$5,000	4,906	4,925	n/a	2.0	1.4
Targa Resources, Inc.	Corporate Bond	(5)	$4,580	4,604	4,488	n/a	1.8	1.3
Targa Resources, Inc.	Letter of Credit	(5)(7)	$1,664	1,660	1,637	n/a	0.7	0.5
Targa Resources, Inc.	Term Loan	(5)(7)	$2,983	3,001	2,934	n/a	1.2	0.8
Trident Resources Corp.	Warrants	(5)(7)	100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service(8)				$48,599	$47,084		19.2%	13.3%

Total of all restricted securities				$239,430	$244,817		99.9%	68.9%

(1)	Security subject to lock-up agreement.

(2)	Unregistered security of a publicly-traded company.

(3)	These exchange listed Common Units were converted from Class D units on November 14, 2007.

(4)	These exchange listed Common Units were converted from Class F units on November 12, 2007.

(5)	Unregistered security of a private company.

(6)	Restricted securities where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(7)	Securities with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank or principal market maker. These securities have limited trading volume and are not listed on a national exchange. The syndicate bank or principal market maker is the active exchange for such security.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

(8)	Restricted securities that are valued using prices provided by a principal market maker, syndicate bank or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies.

8.	SENIOR SECURED AND TREASURY SECURED REVOLVING CREDIT FACILITIES

On June 4, 2007, the Company established two credit facilities totaling $200,000. Unless otherwise terminated in advance, the two credit facilities terminate no later than June 4, 2010. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has initial availability of $100,000 with the ability to increase availability to $250,000. Interest on the Investment Facility will be charged at LIBOR plus 125 basis points or the prime rate plus 25 basis points. The second facility, the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permitted the Company to borrow up to $100,000 and invest the proceeds in U.S. government securities. Interest on the Treasury Facility was charged at LIBOR plus 20 basis points or the prime rate.

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

On September 19, 2008, the Company amended its credit facility to modify the calculation of its borrowing base. The modification was driven by the Company’s stated strategy to increase its portfolio of private MLPs and decrease its holdings of private debt securities (see Note 11 — Subsequent Events).

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

As of August 31, 2008, the Company had $77,500 of borrowings under its Investment Facility at a weighted average interest rate of 3.72%. As of August 31, 2008, the Company was in compliance with all financial and operational covenants required by the Investment Facility.

9.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the nine months ended August 31, 2008, the year ended November 30, 2007 and the period September 21, 2006 (inception) to November 30, 2006.

	August 31,
	2008		November 30,	November 30,
	(Unaudited)		2007	2006

Per Share of Common Stock
Net asset value, beginning of period	$24.39		$24.19	$23.32

Income (Loss) from Operations(1)
Net investment income (loss)	(0.28)		0.36	0.09
Net realized and unrealized gain (loss) on investments	(0.29)		1.18	0.78
Net change in unrealized losses — conversion to taxable corporation	(0.38)		—	—

Total income (loss) from investment operations	(0.95)		1.54	0.87

Dividends and Distributions(2)
Dividends	—		(0.95)	—
Distributions from net realized long-term capital gains	—		(0.15)	—
Distributions — return of capital	(1.25)		(0.24)	—

Total Dividends and Distributions	(1.25)		(1.34)	—

Net asset value, end of period	$22.19		$24.39	$24.19

Market value per share, end of period	$22.85		$23.14	$22.32

Total investment return based on market value(3)	4.3%		9.3%	(10.7)%

Supplemental Data and Ratios(4)
Net assets, end of period	$224,189		$245,133	$241,914
Ratio of expenses to average net assets:(5)
Excluding investment management fee waivers, deferred income taxes, interest expense and bad debt expense	3.3%		2.8%	3.1%
Excluding investment management fee waivers, deferred income taxes and bad debt expense	5.4%		3.8%	3.1%
Including investment management fee waivers, deferred income taxes and bad debt expense	6.1%		4.2%	2.6%
Ratio of net investment income (loss) to average net assets	(1.6)%		1.5%	1.9%
Net increase (decrease) in net assets resulting from operations to average net assets	(4.1	)%(6)	6.2%	3.7	%(6)
Portfolio turnover rate	19.2	%(6)	28.8%	5.6	%(6)
Average amount of borrowings outstanding under the Credit Facilities	$79,111		$32,584	—
Average amount of borrowings outstanding per share of common stock during the period	$7.86		$3.25	—

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

(1)	Based on average shares of common stock outstanding of 10,063,607 for the nine months ended August 31, 2008, 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

(2)	The information presented for the nine months ended August 31, 2008 is a current estimate of the characterization of a portion of the total dividends paid to common stockholders. The information presented for each of the other periods is a characterization of a portion of the total dividends paid to common stockholders as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

(3)	Not annualized for the nine months ended August 31, 2008 and for the period September 21, 2006 through November 30, 2006. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(4)	Unless otherwise noted, ratios are annualized.

(5)	The following table sets forth the components of the ratio of expenses to average total assets and average net assets.

	August 31, 2008 (Unaudited)		November 30, 2007		November 30, 2006
	Ratio of Expense to		Ratio of Expense to		Ratio of Expense to
	Average	Average	Average	Average	Average	Average
	Total Assets	Net Assets	Total Assets	Net Assets	Total Assets	Net Assets

Management fees	1.7%	2.3%	1.7%	2.0%	1.6%	1.7%
Other expenses	0.7	1.0	0.7	0.8	1.3	1.4
Total expenses — excluding management fee waivers, deferred income taxes, interest expense and bad debt expense	2.4%	3.3%	2.4%	2.8%	2.9%	3.1%
Interest expense	1.5	2.1	0.9	1.0	—	—
Total expenses — excluding management fee waivers, deferred income taxes and bad debt expense	3.9%	5.4%	3.3%	3.8%	2.9%	3.1%
Management fee waivers	—	—	(0.4)	(0.4)	(0.4)	(0.5)
Bad debt expense	0.3	0.5	—	—	—	—
Deferred tax expense	0.2	0.2	0.7	0.8	—	—
Total expenses — including management fee waivers, deferred income taxes and bad debt expense	4.4%	6.1%	3.6%	4.2%	2.5%	2.6%

Average total assets	$321,966		$290,922		$246,802
Average net assets		$232,069		$248,734		$235,199

(6)	Not annualized.

10.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. Transactions in common shares for the nine months ended August 31, 2008 were as follows:

Shares outstanding at November 30, 2007	10,050,446
Shares issued through reinvestment of dividends and distributions	52,540

Shares outstanding at August 31, 2008	10,102,986

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONCLUDED)
(amounts in 000’s, except per share amounts)
(UNAUDITED)

11.	SUBSEQUENT EVENTS

On October 2, 2008, the Company declared its quarterly dividend of $0.42 per common share for the period June 1, 2008 through August 31, 2008. The dividend will be payable on October 30, 2008 to shareholders of record on October 17, 2008.

On October 2, 2008, the Company’s board of directors unanimously approved a one year renewal of the investment management agreement, as amended, with KAFA.

On October 1, 2008, Millennium, one of the Company’s portfolio companies, was sold to Eagle Rock Energy Partners, L.P. (“Eagle Rock”), for total consideration of approximately $235.5 million, consisting of $180.5 million of cash and 4.0 million Eagle Rock unregistered common units, with an implied value of $13.75 per unit. The Company’s portion of the sale proceeds consisted of $37.5 million in cash and 1.7 million of unregistered common units of Eagle Rock. A portion of the Company’s proceeds ($0.2 million cash and 0.7 million units) has been placed into escrow for up to 18 months pending any claims that could reduce the purchase price. The Company believes that significantly all of the escrow proceeds will be released and expects to realize a gain on the sale of Millennium of approximately $17.0 million. The Company will incur an unrealized loss or gain on the Eagle Rock units depending on the market price relative to the cost basis, which is equal to approximately 92% of $13.75 per unit.

On September 19, 2008, the Company amended its credit facility to modify the calculation of its borrowing base. The modification was driven by the Company’s stated strategy to increase its portfolio of private MLPs and decrease its holdings of private debt securities. The amendment increased the percent of total borrowing base that comes from private MLPs to 45% from 35%, which has the effect of increasing its borrowing base. In conjunction with this amendment, the Company agreed to limit the single issuer contribution to borrowing base to 10% of the revolving commitment amount of $100 million.

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

Current Business Market and Climate

Since the end of our fiscal third quarter, the global credit crisis has intensified. During this period, the market prices for publicly traded MLP securities have declined substantially. Likewise, because our private MLP securities are valued, in part, based on public MLP values, we expect that the value of our private MLP securities has also declined.

Portfolio and Investment Activity

Our investments as of August 31, 2008 were comprised of equity securities of $261.5 million and fixed income investments of $38.3 million.

As outlined in the table below, we have reconfigured our portfolio of investments during fiscal 2008 — increasing our investments in private MLPs and decreasing our holdings in fixed income investments. This change is consistent with our stated strategy when we announced our election to no longer be treated as a RIC.

	Percent of Long-Term Investments
	August 31,	November 30,
	2008	2007

Publicly Traded MLP and MLP Affiliate	25.6%	28.4%
Private MLP	61.6	42.1
Other Private Equity	0.0	1.6
Fixed Income Investments	12.8	27.9

	100.0%	100.0%

During the nine months ended August 31, 2008, we have converted certain holdings in Millennium Midstream Partners, LP, VantaCore Partners LP and Direct Fuels Partners, L.P. into common units. Each of these conversions did not change the underlying economics of our investment but was done subsequent to our election to become a taxable corporation in an effort to simplify our holdings in such investments.

On August 4, 2008, $7.5 million of our senior secured loan fixed income investment was redeemed at 103%, and we used these proceeds along with $12.3 million of cash on hand to purchase additional VantaCore common units totaling $20.0 million.

Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of August 31, 2008, 78%, or $29.8 million, of our interest-bearing portfolio is floating rate debt and 22%, or $8.5 million, is fixed rate debt.

Our Top Ten Portfolio Investments as of August 31, 2008

Listed below are our top ten portfolio investments as of August 31, 2008, represented as a percentage of our total assets(1).

					Percent
		Public/		Amount	of Total
	Investment	Private	Sector	($ in millions)	Assets

1.	Millennium Midstream Partners, LP(2)	Private	Midstream — Specialty Processing and Distribution	$60.1	19.6%
2.	Direct Fuels Partners, L.P.(3)	Private	Midstream — Gas Gathering	52.0	17.0
3.	International Resource Partners LP(4)	Private	Coal	36.0	11.7
4.	VantaCore Partners LP(5)	Private	Aggregates and Mining	30.6	10.0
5.	ProPetro Services, Inc.(6)	Private	Oilfield Services	20.0	6.5
6.	Enterprise Products Partners L.P.	Public	Midstream	7.5	2.4
7.	Quest Midstream Partners, L.P.(7)	Private	Midstream	6.1	2.0
8.	ONEOK Partners, L.P.	Public	Midstream	5.5	1.8
9.	Plains All American Pipeline, L.P.	Public	Midstream	4.9	1.6
10.	Dresser, Inc.	Private	Oilfield Services	4.8	1.6

	TOTAL			$227.5	74.2%

(1)	Total assets were $306.6 million as of August 31, 2008.

(2)	Our investment in Millennium Midstream Partners, LP includes 2,375,000 Class A common units, which represents a 39% limited partnership interest, and 212 incentive distribution rights (21% of total outstanding incentive distribution rights).

(3)	Our investment in Direct Fuels Partners, L.P. includes 2,500,000 Class A common units, which represents a 38% limited partnership interest, and 200 incentive distribution rights (20% of total outstanding incentive distribution rights).

(4)	Our investment in International Resource Partners LP includes 1,500,000 Class A common units, which represents a 28% limited partnership interest and 10 incentive distribution rights (10% of total outstanding incentive distribution rights).

(5)	Our investment in VantaCore Partners LP includes 1,464,673 common units ($30.6 million), which represents a 39% limited partnership interest, and 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights).

(6)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan ($20.0 million) and 2,904,620 warrants ($0).

(7)	Our investment in Quest Midstream Partners, L.P. includes 350,000 common units, which represents a 2.5% limited partnership interest.

Results of Operations — For the three and nine months ended August 31, 2008

Set forth below is an explanation of our results of operations for the three and nine months ended August 31, 2008, respectively.

Investment Income.  Investment income totaled $1.9 million and $5.7 million and consisted primarily of interest income on our short-term investments in fixed income investments and repurchase agreements. We earned $5.0 million and $14.3 million of cash dividends and distributions, of which $3.8 million and $12.8 million was treated as a return of capital during the period. During the period, we lowered our estimate of return of capital from

97% to 90% based on 2007 K-1 data received from the MLPs. Consistent with second quarter 2008, we elected to no longer accrue interest on our ProPetro investment.

Operating Expenses.  Total operating expenses totaled $2.9 million and $10.2 million, including $1.3 million and $4.0 million of base investment management fees; $1.0 million and $3.5 million for interest expense and $0.6 million and $2.7 million for other operating expenses. During the second quarter, we also incurred $0.8 million of bad debt expense related to interest accrued during the first quarter of 2008 on our fixed income investment in ProPetro. For the nine months ended, interest expense included the write-off of capitalized debt issuance costs of $0.3 million related to the termination of the Treasury Facility. Base investment management fees were equal to an annual rate of 1.75% of average total assets. We did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which we terminated effective January 31, 2008.

Net Investment Loss.  Our net investment loss totaled $0.6 million and $2.8 million, which consisted of $1.9 million and $5.7 million of investment income. This investment income was reduced by total operating expenses of $2.9 million and $10.2 million and offset by deferred income tax benefits of $0.4 million and $1.7 million.

Net Realized Losses.  We had net realized losses from our investments of $4.0 million and $1.8 million, which was net of deferred tax benefit of $2.4 million and $1.1 million. Our realized losses of $5.0 million on the sale of equity and debt securities of SemGroup were the driver of the realized loss during the third quarter.

Net Change in Unrealized Gains (Losses).  We had net unrealized losses from our investments of $4.4 million and $5.0 million, both of which are net of tax. For the nine months ended, unrealized gains on our private MLPs were offset by unrealized losses on our public MLP portfolio. For the three months ended, the net unrealized losses consisted of $7.0 million of losses from our investments and a net deferred tax benefit of $2.6 million. For the nine months ended, the net unrealized losses consisted of $1.9 million of losses from our investments; a net deferred tax benefit of $0.7 million and a deferred tax expense of $3.8 million relating to our conversion from a RIC to a taxable corporation, effective December 1, 2007.

Net Decrease in Net Assets Resulting from Operations.  For the three months ended, our net decrease in net assets resulting from operations for the period was $9.0 million. This increase is composed of the net unrealized losses of $4.4 million; net realized losses of $4.0 million and net investment losses of $0.6 million as noted above.

For the nine months ended, our net decrease in net assets resulting from operations for the period was $9.6 million. This decrease is composed of the net unrealized losses of $5.0 million, net realized losses of $1.8 million and net investment losses of $2.8 million as noted above.

Results of Operations — For the three and nine months ended August 31, 2007

Set forth below is an explanation of our results of operations for the three and nine months ended August 31, 2007, respectively.

Investment Income.  Investment income totaled $2.8 million and $8.6 million and consisted primarily of interest income on our short-term investments in repurchase agreements and fixed income investments. We earned $2.4 million and $5.1 million of cash dividends and distributions, substantially all of which were treated as a return of capital during the period.

Operating Expenses.  Total operating expenses totaled $2.0 million and $4.9 million, including $0.9 million and $2.4 million of base and incentive investment management fees (net of fee waivers) and $0.3 million and $0.7 million for professional fees. Base investment management fees (net of fee waivers) were equal to an annual rate of 1.25% of average total assets.

Net Investment Income.  Our net investment income totaled $1.0 million and $4.0 million, which consisted of $2.8 million and $8.6 million of investment income, primarily from our interest income on short-term investments in repurchase agreements. Investment income was reduced by total operating expenses totaling $2.0 million and $4.9 million and increased by deferred income tax benefits of $0.2 million and $0.3 million.

Net Realized Gains.  We had net realized gains from our investments of $0.4 million and $3.5 million.

Net Change in Unrealized Gains (Losses).  We had net unrealized losses from our investments of $6.1 million and net unrealized gains from our investments of $6.4 million, which are net of deferred tax expense of $0.5 million and $0.9 million.

Net Increase (Decrease) in Net Assets Resulting from Operations.  Our net decrease in net assets resulting from operations was $4.7 million , and our net increase in net assets resulting from operations was $14.0 million. These changes are composed primarily of the change in net unrealized losses of $6.1 million and net unrealized gains of $6.4 million, net investment income of $1.0 million and $4.0 million, and net realized gains of $0.4 million and $3.5 million as noted above.

Liquidity and Capital Resources

As of August 31, 2008, we had approximately $5.1 million invested in short-term repurchase agreements. As of October 7, 2008, we had approximately $2.7 million in repurchase agreements. Our repurchase agreements are collateralized by U.S. Treasury Notes, and our counterparty is J.P. Morgan Securities Inc.

As of August 31, 2008, we had $77.5 million of borrowings (with $22.5 million remaining available) under our Investment Facility at a weighted average interest rate of 3.72%. As of October 7, 2008, we had $37.0 million of borrowings (with $63.0 million remaining available) under our Investment Facility at a weighted average interest rate of 3.74%.

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

On September 19, 2008, the Company amended its credit facility to modify the calculation of its borrowing base. The modification was driven by the Company’s stated strategy to increase its portfolio of private MLPs and decrease its holdings of private debt securities. The amendment increased the percent of total borrowing base that comes from private MLPs to 45% from 35%, which has the effect of increasing its borrowing base. In conjunction with this amendment, the Company agreed to limit the single issuer contribution to borrowing base to 10% of the revolving commitment amount of $100 million.

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

Contractual Obligations

Investment Management Agreement.  We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three and nine months ended August 31, 2008, we accrued and paid $1.3 million and $4.0 million in base management fees and did not accrue or pay any incentive fees. We did not accrue or pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which was terminated on January 31, 2008.

As of August 31, 2008, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility as of August 31, 2008 described above under “Liquidity and Capital Resources.”

The following table summarizes our obligations as of August 31, 2008 over the following periods for the Investment Facility.

	Payments by Period ($ in millions)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years

Investment Facility(1)	$77.5	—	$77.5	—	—

(1)	At August 31, 2008, $22.5 million remained available for borrowing under our Investment Facility.

Dividends

We intend to continue to distribute quarterly dividends to our common stockholders. Our quarterly dividends, if any, will continue to be determined by our board of directors. On July 31, 2008, we paid a dividend to our common stockholders of $0.42 per common share (for the period from March 1, 2008 to May 31, 2008), totaling $4.2 million.

On October 2, 2008, we declared our quarterly dividend of $0.42 per common share for the period June 1, 2008 to August 31, 2008 for a total of $4.2 million. The dividend is payable on October 30, 2008 to shareholders of record on October 17, 2008.

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

Off-Balance Sheet Arrangements

At August 31, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than the investment advisory and management agreement with KAFA.

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

Interest Rate Risk.  Interest rate risk primarily results from variable rate debt securities in which we invest and from borrowings under our Investment Facility. Debt investments in our portfolio are based on floating and fixed rates. Debt investments bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of August 31, 2008, the fair value of our floating rate investments, excluding our ProPetro investment where we are not accruing interest, totaled approximately $9.8 million, or 54% of our total debt investments of $18.3 million (excluding ProPetro). Based on sensitivity analysis of the ($11.0 million par value) floating rate debt investment portfolio at August 31, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended August 31, 2009 would either decrease or increase net investment income before income taxes by approximately $0.1 million.

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

As of August 31, 2008, we had $77.5 million of borrowings under our Investment Facility at a weighted average interest rate of 3.72%. This interest rate is based on a LIBOR, which can have a one to twelve month duration. Based on sensitivity analysis of the Investment Facility at August 31, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended August 31, 2009 would either decrease or increase net investment income before income taxes by approximately $0.8 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 17, 2008, we held our 2008 Annual Meeting of Stockholders in Los Angeles, California for the purpose of considering and voting upon the election of directors and a proposal to authorize the Company to sell shares of its common stock for less than net asset value per share, subject to certain conditions. Votes were cast as follows:

Proposal One:

Nominee	For	Withheld

William R. Cordes	7,134,418	249,681
Barry R. Pearl	7,134,081	250,018

Both nominees were elected to the board of directors to serve for a term of three years (until the 2011 Annual Meeting of Stockholders) or until their successors have been duly elected and qualified. Kevin S. McCarthy, Albert L. Richey, Robert V. Sinnott and William L. Thacker continue to serve as directors of the Company.

Proposal Two:

Holders in Favor	Total Holders

3	6

Votes in Favor	Votes Against	Votes Withheld
4,550,809	737,079	92,818

This proposal did not pass at the Annual Meeting of Stockholders.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*
10.2	Form of Administration Agreement between Registrant and Bear Stearns Funds Management Inc.*
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company.*
10.4	Form of Dividend Reinvestment Plan.*
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*
10.7	Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007.**
10.8	First Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated February 21, 2008.***
10.9	Second Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated September 19, 2008 — filed herewith.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — furnished herewith.
99.1	Form of Amended Dividend Reinvestment Plan.**
99.2	Form of Fee Waiver Relating to Treasury Credit Investments between Registrant and KA Fund Advisors, LLC.**

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006 and incorporated by reference herein.

**	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725), as filed with the Securities and Exchange Commission on July 16, 2007 and incorporated by reference herein.

***	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 814-00725) as filed with the Securities and Exchange Commission on February 27, 2008 and incorporated by reference herein.

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

Date: October 10, 2008

By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer

Date: October 10, 2008