Form 10-K
period 2008-11-30
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2009-02-13
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00725

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	20-4991752 (I.R.S. Employer Identification No.)

717 Texas Avenue, Suite 3100 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code: (713) 493-2020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of May 30, 2008 was $234,548,601, based on the closing sale price of $23.87 as reported on the New York Stock Exchange. The aggregate market value of common stock held by non-affiliates of the registrant on January 30, 2009 was $120,996,251, based on the closing sale price of $12.12 as reported on the New York Stock Exchange. For the purposes of calculating this amount, only the registrant’s investment adviser and all directors and executive officers of the registrant and the registrant’s investment adviser have been treated as affiliates.

There were 10,102,986 shares of the registrant’s common stock outstanding as of February 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

About Our Company

Kayne Anderson Energy Development Company (“we,” “us,” and “our”) is a non-diversified, closed-end management investment company organized under the laws of the State of Maryland that has elected to be treated as a “business development company” (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). By electing to be treated as a BDC, we are subject to provisions of the 1940 Act, including the requirements that we must have at least 70% of assets in “eligible portfolio companies,” generally defined as private companies with a principal place of business in the United States. Our common stock began trading on the New York Stock Exchange (“NYSE”) on September 21, 2006 through our initial public offering of 10,000,000 shares of common stock at $25.00 per share.

On January 22, 2008, we announced that we no longer intend to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our decision to no longer be treated as a RIC was retroactive to the beginning of our fiscal 2008 tax year, which began on December 1, 2007. As a result of this change, we were taxed as a corporation for our fiscal year ended November 30, 2008 and will continue to be for future fiscal years, paying federal and applicable state corporate taxes on our taxable income. As a result, we will record a deferred tax liability (asset) for any unrealized gains (losses) at that time, and our net asset value will decrease (increase) by these deferred taxes.

Our operations are externally managed and advised by our investment adviser, KA Fund Advisors, LLC (“KAFA”), pursuant to an investment management agreement. We invest primarily in energy companies that are not publicly traded (“private”). Our primary investment objective is to generate both current income and capital appreciation primarily through debt and equity investments. We will seek to achieve this objective by investing at least 80% of our net assets together with the proceeds of any borrowings (our “total assets”) in securities of companies that derive the majority of their revenue from activities in the energy industry (“Energy Companies”), including: (a) Midstream Energy Companies, which are businesses that operate assets used to gather, transport, process, treat, terminal and store natural gas, natural gas liquids, propane, crude oil or refined petroleum products; (b) Upstream Energy Companies, which are businesses engaged in the exploration, extraction and production of natural resources, including natural gas, natural gas liquids and crude oil, from onshore and offshore geological reservoirs; and (c) Other Energy Companies, which are businesses engaged in owning, leasing, managing, producing, processing and selling of coal and coal reserves; the marine transportation of crude oil, refined petroleum products, liquefied natural gas, as well as other energy-related natural resources using tank vessels and bulk carriers; and refining, marketing and distributing refined energy products, such as motor gasoline and propane, to retail customers and industrial end-users.

A key focus area for our investments in the energy industry is equity and debt investments in Midstream Energy Companies structured as limited partnerships. We also expect to continue to evaluate equity and debt investments in Other Energy Companies, and debt investments in Energy Companies.

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings, including borrowings under our credit facility. We currently expect to use leverage in an aggregate amount equal to 25% — 30% of our total assets, which includes assets obtained through such leverage. As of November 30, 2008, our leverage to total assets was 26%.

Portfolio and Investment Activity

Our investments as of November 30, 2008 were comprised of equity securities of $152.4 million and fixed income investments of $29.9 million.

As outlined in the table below, we reconfigured our portfolio of investments during fiscal 2008 by increasing our investments in private MLPs and decreasing our holdings in fixed income investments. This change is consistent with our stated strategy when we announced our election to no longer be treated as a RIC. At November 30, 2008, our percentage invested in publicly traded MLP and MLP affiliates is greater than the percentage at November 30,

2007. Our publicly traded MLP and MLP Affiliate holdings as of November 30, 2008 include unregistered common units of Eagle Rock Energy Partners, L.P. (“Eagle Rock”) which were received as partial consideration for the sale of our interest in Millennium Midstream Partners, L.P. (“Millennium Midstream”). Such Eagle Rock common units were valued at $11.8 million at November 30, 2008.

	Number of Portfolio Companies at		Percent of Long-Term Investments
	November 30,		at November 30,
	2008	2007	2008	2007

Publicly Traded MLP and MLP Affiliate	43	43	33.0%	28.4%
Private MLP	4	5	50.6	42.1
Other Private Equity	1	2	0.0	1.6
Fixed Income Investments	9	9	16.4	27.9

	57	59	100.0%	100.0%

On August 4, 2008, our $7.5 million senior secured loan fixed income investment of VantaCore Partners LP (“VantaCore”) was redeemed at 103% of par value, and we used these proceeds along with $12.3 million of cash on hand to purchase additional VantaCore common units totaling $20.0 million.

On October 1, 2008, Millennium Midstream was sold to Eagle Rock for total consideration of approximately $235.5 million, consisting of $180.5 million of cash and 4.0 million Eagle Rock unregistered common units, with an implied value of $13.75 per unit. Our portion of the sale proceeds was $37.4 million in cash and 1.7 million unregistered Eagle Rock common units, of which 0.7 million common units and $0.2 million in cash were placed in escrow for up to 18 months pending any claims that could reduce the purchase price. Such consideration was subject to standard post closing working capital adjustments. In January 2009, information became available to Millenium Midstream that caused us to change our estimated post closing working capital adjustment. Following our estimated post-closing working capital adjustments, our portion of the sale proceeds consisted of $37.4 million in cash and 1.6 million of unregistered common units of Eagle Rock. We believe that significantly all of the escrow proceeds will be released after taking into account such working capital adjustment. We recognized a gain on the sale of Millennium Midstream of approximately $16.1 million. As of November 30, 2008, we incurred an unrealized loss on the Eagle Rock units since the market price was less than the cost basis, which was equal to approximately 92% of $13.75 per unit.

Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of November 30, 2008, 60%, or $18.0 million, of our interest-bearing portfolio is floating rate debt and 40%, or $11.9 million, is fixed rate debt.

Our Top Ten Portfolio Investments as of November 30, 2008

Listed below are our top ten portfolio investments as of November 30, 2008, represented as a percentage of our total assets.(1)

		Public/	Equity/		Value	of Total
	Investment	Private	Debt	Sector	($ in millions)	Assets

1.	Direct Fuels Partners, L.P.(2)	Private	Equity	Midstream	$37.5	16.9%
2.	VantaCore Partners LP(3)	Private	Equity	Aggregates and Mining	26.0	11.7
3.	International Resource Partners LP(4)	Private	Equity	Coal	24.0	10.8
4.	Eagle Rock Energy Partners, L.P.(5)	Public	Equity	Midstream/Upstream	12.0	5.4
5.	ProPetro Services, Inc.(6)	Private	Debt	Oilfield Services	10.0	4.5
6.	Knight, Inc.	Private	Debt	Midstream	6.0	2.7
7.	Enterprise Products Partners L.P.	Public	Equity	Midstream	5.5	2.5
8.	Quest Midstream Partners, L.P.(7)	Private	Equity	Midstream	4.6	2.1
9.	ONEOK Partners, L.P.	Public	Equity	Midstream	3.8	1.7
10.	Plains All American Pipeline, L.P.	Public	Equity	Midstream	3.5	1.5

	TOTAL				$132.9	59.8%

(1)	Total assets were $222.2 million as of November 30, 2008.

(2)	Our investment in Direct Fuels Partners, L.P. includes 2,500,000 common units, which represents a 38% limited partnership interest, and 200 incentive distribution rights (20% of total outstanding incentive distribution rights).

(3)	Our investment in VantaCore Partners LP includes 1,464,673 common units, which represents a 39% limited partnership interest, and 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights).

(4)	Our investment in International Resource Partners LP includes 1,500,000 class A units, which represents a 28% limited partnership interest, and 10 incentive distribution rights (10% of total outstanding incentive distribution rights).

(5)	Following the sale of Millennium Midstream to Eagle Rock completed on October 1, 2008, our investment initially consisted of 1,700,050 unregistered common units, of which 687,022 were placed in escrow for a period of 18 months. Following our estimated post-closing working capital adjustments, our investment in Eagle Rock consists of 1,594,912 unregistered common units of which 581,875 unregistered common units have been placed into escrow for up to 18 months pending claims that could reduce the purchase price. Our investment in Eagle Rock includes $7.7 million of unregistered common units, $4.1 million unregistered common units that have been placed into escrow, and $0.2 million in common units that are freely tradeable.

(6)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan ($35.0 million principal and $10.0 million fair value) and 2,904,620 warrants to which we have assigned no value.

(7)	Our investment in Quest Midstream Partners, L.P. includes 350,000 common units, which represents a 2.5% limited partnership interest.

About Our Investment Adviser

KA Fund Advisors, LLC (“KAFA”), a subsidiary of Kayne Anderson Capital Advisors, L.P., (“KACALP”) and together with KAFA (“Kayne Anderson”), externally manages and advises us pursuant to our investment management agreement. KAFA is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Kayne Anderson is a leading investor in both public and private energy companies. At November 30, 2008, Kayne Anderson managed approximately $6.1 billion, including $5.3 billion in securities of energy companies.

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

Our portfolio is managed by Kevin S. McCarthy, our President and Chief Executive Officer who focuses on private investments, and J. C. Frey, one of our Executive Vice President’s who focuses on investments in publicly traded securities of MLPs and other Energy Companies. Messrs. McCarthy and Frey draw on the research and analytical support of David LaBonte, a Senior Managing Director of KACALP; James C. Baker, one of our Executive Vice President’s; Richard Kayne, KACALP’s Chief Executive Officer; and Robert V. Sinnott, one of our directors and KACALP’s President and Chief Investment Officer. Mr. Sinnott has been principally responsible for executing Kayne Anderson’s energy industry investments in general, and Messrs. Kayne and Sinnott have approximately 70 years of combined investment experience.

On-Going Relationships with and Monitoring of Portfolio Companies

We closely monitor each investment we make, and for many of our private investments, we maintain regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting from these private investments. In addition, our senior management investment personnel may often hold board seats in the private companies in which we invest. In addition to covenants and other contractual rights, following our investment, we seek to exert significant influence on our private investments through board participation, when appropriate, and by actively working with management on strategic initiatives.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the future. KAFA provides services necessary for our business, pursuant to the terms of the investment management agreement. Our executive officers are comprised of Kevin S. McCarthy, President and Chief Executive Officer; J.C. Frey, Executive Vice President, Assistant Secretary and Assistant Treasurer; Terry A. Hart, Chief Financial Officer and Treasurer; David J. Shladovsky, Chief Compliance Officer and Secretary; James C. Baker, Executive Vice President; and Ron M. Logan, Jr., Senior Vice President. Messrs. McCarthy and Frey serve as our portfolio managers.

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

Operating and Regulatory Structure

We are a BDC under the 1940 Act and, from inception through our fiscal year ending November 30, 2007,we elected to be treated as a RIC under Subchapter M of the Code. On January 22, 2008, we announced that we no longer intend to be treated as a RIC under the Code. Our decision to no longer be treated as a RIC was retroactive to the beginning of our fiscal 2008 tax year, which began on December 1, 2007. As a result of this change, we were taxed as a corporation for our fiscal year ended November 30, 2008 and will continue to be for future fiscal years, paying federal and applicable state corporate taxes on our taxable income. As a result, we will also record deferred income taxes that reflect (i) the tax liability (asset) on unrealized gains (losses), which are attributable to the difference between fair market value and tax basis of our investments, (ii) the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating losses.

As a BDC, we will generally be prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets (excluding deferred tax assets) are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. The Securities and Exchange Commission (the “SEC”) adopted rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies whose securities are not listed on a national securities exchange. The rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. These rules became effective November 30, 2006. We are also no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities. In addition to the adoption of the rules described above, effective as of July 21, 2008, the SEC adopted an amendment to Rule 21a-46 under the 1940 Act which expands the definition of “eligible portfolio company” to include domestic operating companies with securities listed on a national securities exchange, so long as their market capitalization is less than $250 million (not subject to future adjustment for inflation) computed as of any date in the 60-day period prior to the BDC’s acquisition of the company’s securities. For purposes of determining whether our investments are “qualifying assets” under the 1940 Act, we review the character of the investment at the time of the transaction in which the investments were initially acquired. We will continue to monitor closely any developments with respect to the definition of eligible portfolio company, and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rules as well as any other regulatory, legislative, administrative or judicial actions in this area.

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

A Statement about Dividends

In this Form 10-K we generally use the word “dividend” to refer to cash or additional shares of stock that are paid to our stockholders. The exception to this statement is when our disclosure describes the tax treatment or tax character of the payments that are made to our stockholders. When we refer to the tax treatment of these payments, we explicitly refer to the payments as either a dividend (ordinary income) or a distribution (tax deferred return of capital).

Codes of Ethics

We have adopted a supplemental anti-fraud code of ethics which applies to, among others, our principal and senior financial officers, including our principal executive officer and principal financial officer. Our supplemental anti-fraud code of ethics was filed with the SEC on February 16, 2007 as Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended November 30, 2006 and can be accessed via the SEC’s internet site at http://www.sec.gov. The Company will disclose any amendments to or waivers of required provisions of this code by filing a Current Report on Form 8-K.

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

As an accelerated filer for the fiscal year ended November 30, 2008, we are required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934 (the “1934 Act”) and have included this report in Item 9A of this Annual Report on Form 10-K.

Available Information

The internet address for our website is http://www.kaynefunds.com. We make, and will continue to make in the future, available free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information will be available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information filed by us with the SEC which are available on the SEC’s internet site at http://www.sec.gov.

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

The amount of our leverage is normally limited by the terms of our loans (such as through the determination of a “borrowing base”) and by the 1940 Act with respect to loans, preferred stock, commercial paper, notes or other borrowings (collectively, “Leverage Instruments”). Declines in the value of our investments will typically have the effect of increasing our existing leverage as a percent of our total assets. Declines in the value of our investments also reduce the amount of our maximum permitted leverage and may force us to reduce our existing leverage or prevent us from incurring additional leverage. Further, under the terms of our Senior Secured Revolving Credit Facility (the “Investment Facility”), non-performing investments could reduce our borrowing base and could cause us to be in default under the terms of our loans under the Investment Facility. Debt investments are generally characterized as non-performing if such investments are in default of any payment obligations and MLP equity investments are generally characterized as non-performing if such investments fail to pay distributions, in their most recent fiscal quarter, that are greater than 80% of their minimum quarterly distribution amount.

There may be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments consists of securities of private companies. The fair value of these securities may not be readily determinable. We will value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our investment adviser, a third party independent valuation firm and our valuation committee. Valuations of portfolio holdings are determined quarterly and may change significantly before the next valuation date and without any public announcement by us. Our board of directors utilizes the services of an independent valuation firm to review the fair value of any securities prepared by our investment adviser. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Our use of Leverage Instruments and any additional such use exposes you to additional risks, including the risk that our use of leverage can magnify the effect of any losses we incur.

We seek to enhance our total returns through the use of leverage through Leverage Instruments. Although our use of leverage creates an opportunity for increased returns for our common stock, it also results in additional risks and can magnify the effect of any losses. A decrease in the value of our investments has a greater negative impact on the value of our common stock than if we did not use leverage. If the income and gains from the investments purchased with leverage, net of increased expenses associated with such leverage, do not cover the cost of such leverage, the return to holders of our common stock will be less than if leverage had not been used. There is no assurance that our use of leverage will be successful. Our use of leverage involves other risks and special considerations for common stockholders including, but not limited to, the following:

•	Our ability to pay dividends on common stock is restricted if dividends on preferred stock and/or interest on borrowings have not been paid, or set aside for payment.

•	Debt we incur is governed by an indenture or other instrument containing covenants that restrict our operating flexibility or our ability to pay dividends on common stock in certain instances.

•	Our Leverage Instruments are secured by a lien on our assets, which, in the event of a default under the instrument governing the debt, would subject such collateral to liquidation by the lenders.

•	We and, indirectly, our stockholders bear the cost of issuing and servicing our Leverage Instruments.

•	Leverage Instruments have rights, preferences and privileges over our income and against our assets in liquidation that are more favorable than those of our common stock.

•	There will likely be greater volatility of net asset value and market price of our common stock than a comparable portfolio without leverage.

•	The management fee payable to our investment adviser is higher than if we did not use leverage.

•	We may be subject to certain restrictions on investments imposed by guidelines of one or more rating agencies, which may issue ratings for the Leverage Instruments issued by us.

•	The 1940 Act provides certain rights and protections for preferred stockholders which may adversely affect the interests of our common stockholders, including rights that could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

We pay our investment adviser a base management fee based upon our total assets (excluding deferred taxes), which may create an incentive for our investment adviser to cause us to incur more leverage than is prudent in order to maximize its compensation.

We pay our investment adviser a quarterly base management fee based on the value of our total assets (including assets acquired with leverage, but excluding deferred taxes). Accordingly, our investment adviser has an economic incentive to increase our leverage. If our leverage is increased, we will be exposed to increased risk of loss, bear the increased cost of issuing and servicing such senior leverage, and will be subject to any additional covenant restrictions imposed on us in the indenture or other instrument or by the applicable lender, which could negatively impact our business and results of operation.

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

Our success is dependent upon the members of our investment advisers senior professionals, and the loss of any of them could severely and detrimentally affect our operations.

We continue to depend on the diligence, experience, skill and network of business contacts of our investment advisers senior professionals. We also depend on the information and deal flow generated by our investment adviser in the course of its investment and portfolio management activities. Because our investment advisers senior professionals will evaluate, negotiate, structure, close and monitor our investments, our future success will depend on the continued service of our investment advisers senior professionals. The departure of any senior professionals of our investment adviser, or of a significant number of the investment professionals of our investment adviser,could have a material adverse effect on our ability to achieve our investment objective. We have not entered into employment agreements, nor do we have an employment relationship, with any of these individuals. In addition, we can offer no assurance that our investment adviser will remain our investment adviser or that we will continue to have access to its information and deal flow. The loss of any of our investment advisers senior professionals could severely and detrimentally affect our operations.

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

Our ability to recognize the benefits of our deferred tax asset is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from a deferred tax asset when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against the deferred tax asset. Assessing the recoverability of a deferred tax asset requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from investments and operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax asset could be impacted. Additionally, future changes in tax law could limit our ability to obtain the future tax benefits represented by our deferred tax asset. See Notes 2 and 4 of Notes to Consolidated Financial Statements for further discussion of our deferred tax asset.

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

We will have a continuing need for capital to finance new investments. We have raised some additional capital from borrowing, but we may have continuing needs for more capital. We may finance additional capital in part through the use of Leverage Instruments. We may not be able to obtain such additional financing on terms that we find acceptable, if at all. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. The unavailability of funds from capital markets, commercial banks or other sources on favorable terms could inhibit the growth of our business and have a material adverse effect on our performance.

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

A large number of entities compete with us to make the types of investments that we intend to make. We compete with other business development companies, public funds, private funds, including private equity and hedge funds, commercial and investment banks, and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures that we face will not have a material adverse effect on our business, financial condition, results of operations or prospects. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

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

KAFA serves as the investment adviser to Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc., which are two closed-end management investment companies registered under the 1940 Act. KAFA also serves as the investment adviser to KA First Reserve, LLC, which is a private investment fund that invests in MLPs. KACALP serves as investment adviser for other private investment funds (“Affiliated Funds”). We refer to KACALP and KAFA together as “Kayne Anderson.” Some of the Affiliated Funds have investment objectives that are similar to or overlap with ours. KAFA is operated by senior professionals of KACALP. These senior professionals may at some time in the future manage other investment funds with the same investment objective as ours. Kayne Anderson may buy or sell securities for us which differ from securities which they may cause to be bought or sold for their other accounts and customers, even though their investment objectives and policies may be similar to ours.

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

We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or Leverage Instruments convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and our stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

If certain of our investments are deemed not to be qualifying assets, we could be precluded from investing in this strategic manner, or deemed to be in violation of the 1940 Act, in which case we may not qualify as a BDC.

To maintain our status as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets (excluding deferred tax assets) are qualifying assets, which we refer to as the “70% Test.” Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. The SEC adopted new rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies whose securities are not listed on a national securities exchange, and, accordingly, we are no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities. The rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. Any failure to otherwise comply with any provision of the 70% Test in a timely manner could prevent us from qualifying as a BDC.

Risks Related to Our Investments

The energy industry is subject to many risks.

We concentrate our investments in the energy industry. The revenues, income (or losses) and valuations of Energy Companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

•	Demand Risk. Risks that economic conditions cause falling demand for natural gas, natural gas liquids, crude oil or other energy commodity declines, causing lower prices for such commodity and causing lower volumes to be available for transportation, mining, processing, storage or distribution.

•	Supply Risk. Risks that lower commodity prices cause a decrease in the production of natural gas, natural gas liquids, crude oil or other energy commodity declines, causing lower volumes to be available for transportation, mining, processing, storage or distribution.

•	Commodity Pricing Risk. Risks relating to changing commodity prices and the impact such changes have on the margins for companies that explore, develop, produce, gather, transport, process, store, refine, distribute, mine or market natural gas, natural gas liquids, crude oil, and other energy commodities.

•	Regulatory Risk. Risks relating to significant federal, state and local government laws and regulations throughout many aspects of Energy Company operations, including the construction, maintenance, and acquiring the necessary safety and environmental permits.

•	Operational Risk. Risks relating to the disruption of operations, including the integration of newly acquired assets, unanticipated operation and maintenance expenses, lack of proper asset integrity, underestimated cost projections, inability to renew or increased costs of rights-of-way, failure to obtain the necessary permits to operate and failure of third-party contractors to perform their contractual obligations, among others.

•	Competition Risk. Risks relating to the substantial competition that exists for Energy Companies to acquire, expand or construct assets and facilities, obtain and retain customers and contracts, and secure trained personnel.

•	Acquisition Risk. Risks relating to the continued growth through acquisitions and increase in dividends or distributions to equity holders.

•	Interest Rate Risk. Risks relating to the value of debt and equity values in our portfolio due to interest rate fluctuations.

•	Catastrophe Risk. Risks relating to the many hazards inherent to transport, process, store, mine and market natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other hydrocarbons, including damage to infrastructure caused by natural disasters such as hurricanes, tornadoes, fire, or floods.

•	Depletion and Exploration Risk. Risks relating to the natural depletion of energy reserves and inability for Energy Companies to expand their reserves through exploration, development or acquisitions.

•	Terrorism/Market Disruption Risk. Risks relating to acts of terror on our energy infrastructure, including changes to insurance markets, both in premium costs and coverage allowed.

•	Affiliated Party Risk. Risks related to the inability or failure of an Energy Company’s parent or sponsors to satisfy payments and obligations on their behalf.

•	Financing and Liquidity Risk. Risks relating to the ability of Energy Companies to access capital markets to raise money and pay for their existing obligations. Some of the portfolio companies in which we will invest may rely on capital markets to raise money to pay their existing contractual and financial obligations.

Investing in private companies may be riskier than investing in publicly traded companies due to a lack of available public information.

We invest primarily in private companies, which may be subject to higher risk than investments in publicly traded companies. Little public information exists about many of these companies, and we are required to rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If we are unable to obtain all material information about these companies, we may not make a fully informed investment decision, and we may lose some or all of our investments in these companies. These factors could subject us to greater risk than investments in publicly traded companies and negatively affect our investment returns, which could negatively impact the dividends paid to you and the value of your investment.

Our investments in small and developing portfolio companies may be risky.

Our investments in small and developing companies involve a number of significant risks, including the following:

•	these companies may have limited financial resources and may be unable to meet their obligations under the securities that we hold, which may be accompanied by a deterioration in the value of their assets;

•	these companies typically have shorter operating histories and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•	these companies may have less predictable operating results, and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, including small and developing companies, certain of our officers and directors and senior professionals of our investment adviser may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors, our investment adviser and its senior professionals may be named as defendants in such litigation, which could result in the expenditure of funds and the diversion of management time and resources.

The lack of liquidity in our investments might prevent us from selling them in a timely manner at prices that we believe represent fair value.

We primarily make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments in a timely manner at prices that we believe represent fair value. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also encounter other restrictions on our ability to liquidate an investment in a publicly traded portfolio company to the extent that we have, or one of our affiliates has, material non-public information regarding such portfolio company. In providing services to us, our investment adviser is not permitted to use material non-public information of which Kayne Anderson is in possession. If we are unable to sell our assets, we might suffer a loss and/or reduce the dividends to our stockholders.

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

The equity interests and debt securities in which we invest may not appreciate or may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. As a result, the equity interests in which we invest may decline in value, which may negatively impact our ability to pay you dividends and may cause you to lose all or part of your investment.

The debt securities in which we invest are subject to credit risk.

In addition to the other risks described elsewhere, debt securities of Energy Companies are subject to credit risk. An issuer of a debt security may be unable to make interest payments and repay principal. We could lose money if the issuer of a debt obligation is, or is perceived to be, unable or unwilling to make timely principal and/or interest payments, or to otherwise honor its obligations. The downgrade of a security by rating agencies may further decrease its value. Additionally, a portfolio company may issue to us a debt security that has payment-in-kind interest, which represents contractual interest added to the principal balance and due at the maturity date of the debt security in which we invest. It is possible that by effectively increasing the principal balance payable to us or deferring cash payment of such interest until maturity, the use of payment-in-kind features will increase the risk that such amounts will become uncollectible when due and payable.

Economic recessions or downturns could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.

Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in the capital markets and changes in the prices of their primary commodities and products. These factors could adversely impact the customer base and customer collections of our portfolio companies.

As a result, many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay loans or fulfill their other financial obligations during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of our equity investments and the value of collateral securing some of our loans. Economic downturns could lead to financial losses in our portfolio and decreases in revenues, net income and assets.

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

Numerous factors may reduce the interest, dividends or distributions paid by an Energy Company to us, which in turn may reduce the dividends we pay to our common stockholders.

We expect that a substantial portion of the cash flow received by us will continue to be derived from our investment in equity and debt securities of Energy Companies. The amount of cash that an Energy Company has available for interest, dividends or distributions and the tax character of such dividends or distributions are dependent upon the amount of cash generated by the Energy Company’s operations. Cash available for interest, dividends or distributions will vary from month to month and is largely dependent on factors affecting the Energy

Company’s operations and factors affecting the energy industry in general. In addition to the risk factors described above, other factors which may reduce the amount of cash an Energy Company has available for interest, dividends or distributions include increased operating costs, maintenance capital expenditures, acquisition costs, expansion, construction or exploration costs and borrowing costs.

Under the terms of our Investment Facility, non-performing investments could reduce our borrowing base and could cause us to be in default under the terms of our loans under the Investment Facility. Debt investments are generally characterized as non-performing if such investments are in default of any payment obligations and MLP equity investments are generally characterized as non-performing if such investments fail to pay distributions, in their most recent fiscal quarter, that are greater than 80% of their minimum quarterly distribution amount.

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

While we intend for the investments in our portfolio to be allocated among a substantial number of companies, we may invest up to 25% of our assets in any one portfolio company and our investments may be concentrated in a limited number of companies. As a consequence of this concentration, the aggregate returns we realize may be adversely affected if a small number of our investments perform poorly or if we need to write down the value of any one such investment. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments. To the extent that we take large positions in the securities of a small number of portfolio companies, our net asset value and the market price of our common stock may fluctuate as a result of changes in the financial condition or in the market’s assessment of such portfolio companies to a greater extent than that of a diversified investment company. These factors could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

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

We primarily make debt and non-controlling equity investments, and will therefore be subject to the risks that a portfolio company may make business decisions with which we disagree and that the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity of our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

We may purchase and sell derivative investments such as exchange-listed and over-the-counter put and call options on securities, enter into various interest rate transactions such as swaps, floors or collars or credit transactions and enter into total return swaps. The use of derivatives has risks, including the imperfect correlation between the value of such instruments and the underlying assets, the possible default of the other party to the transaction or illiquidity of the derivative investments, any of which could materially adversely impact the performance of our common stock. Furthermore, the ability to successfully use these techniques depends on the ability of our investment adviser to correctly predict pertinent market movements, which cannot be assured. Thus, their use may result in losses greater than if they had not been used, may require us to sell or purchase portfolio securities at inopportune times or for prices other than current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise sell. Additionally, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivative transactions may not otherwise be available to us for investment purposes.

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

Unlike the publicly traded securities that we may hold, we will generally acquire and dispose of our investments in private companies through privately negotiated transactions. The negotiation and documentation of such transactions will often be complex, and the transaction costs that we incur during the course of investing in a private company will be significantly greater than customary brokerage commissions that we would pay if we were investing in publicly traded securities. We anticipate that our annual portfolio turnover rate will be approximately 10% to 20%, but that rate may vary greatly from year to year and may be higher for periods when we sell a large, private investment. Portfolio turnover rate is not considered a limiting factor in our investment adviser’s execution of investment decisions.

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

We cannot assure you what percentage of the dividends paid on our common stock, if any, will be treated as qualified dividend income or as a return of capital. The current 15% rate on qualified dividend income is scheduled to increase for certain income received realized for taxable years beginning after December 31, 2010.

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

Future offerings of Leverage Instruments, which would be senior to our common stock upon liquidation, or equity securities, could dilute our existing stockholders and may be senior to our common stock for the purposes of dividends.

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

Shares of closed-end management investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of a closed-end investment company is a risk separate and distinct from the risk that our net asset value will decrease. Our shares of common stock are not subject to redemption. Investors desiring liquidity may, subject to applicable securities laws, trade their shares of common stock on any exchange where such shares are then trading at current market value, which may differ from the then-current net asset value. We cannot predict whether our common stock will trade at, above, or below net asset value.

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

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions in our Charter classifying our board of directors to three classes serving staggered three-year terms, and provisions authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our Charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions in our Charter and Bylaws, could have the effect of discouraging, delaying, deferring or preventing a transaction or a change in control that might otherwise be in the best interests of our stockholders. As a result, these provisions may deprive our common stockholders of opportunities to sell their common stock at a premium over the then-current market price of our common stock.

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

No matters were submitted to a vote of security holders during our fiscal quarter ended November 30, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Price Range and Net Asset Value per Share

Our common stock trades on the NYSE under the symbol “KED.” We completed our initial public offering on September 21, 2006 at a price of $25.00 per share. Prior to such date, there was no public market for our common stock. The closing market price of our common stock on January 30, 2009 was $12.12 per share, and we had eight shareholders of record on this date. Since many of our shares are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of underlying stockholders and individual participants represented by these eight shareholders of record as of January 30, 2009.

The following tables lists net asset value per share (“NAV per share”) at the end of each fiscal quarter, the high and low sales price for our common stock during the respective fiscal quarters and dividends declared and paid per share with respect to each fiscal quarter.

		High Sales	Low Sales
	NAV(1)	Price	Price	Dividends

2006
Fourth Fiscal Quarter	$24.19	$24.95	$21.56	$0.220	(2)
2007
First Fiscal Quarter	$25.01	$25.00	$22.05	$0.320
Second Fiscal Quarter	$25.52	$27.57	$24.31	$0.400
Third Fiscal Quarter	$24.65	$28.56	$22.33	$0.405
Fourth Fiscal Quarter	$24.39	$26.72	$22.09	$0.410
2008
First Fiscal Quarter	$23.41	$25.07	$20.74	$0.415
Second Fiscal Quarter	$23.51	$25.62	$22.10	$0.420
Third Fiscal Quarter	$22.19	$24.28	$20.87	$0.420
Fourth Fiscal Quarter	$16.10	$23.00	$7.72	$0.350

(1)	NAV per share is determined as of the last day of the fiscal quarter and therefore may not reflect the NAV per share on the date of the high and low sales price, which may or may not fall on the last day of the quarter. NAV per share is based on outstanding shares at the end of each quarter.

(2)	Represents a partial dividend for the first 71 days in operation from September 21, 2006 to November 30, 2006. For a full quarter, this equates to a quarterly dividend of $0.28 per share.

Dividends

Payment of future dividends is subject to board approval, as well as meeting the covenants of the Company’s senior debt. During the fiscal year ended November 30, 2008, we paid dividends totaling $16.8 million ($1.665 per common share), of which $1.2 million was reinvested for 52,540 newly issued shares of common stock pursuant to our dividend reinvestment plan.

On January 8, 2009, we declared our quarterly dividend of $0.35 per common share for the period September 1, 2008 to November 30, 2008, totaling $3.5 million. The dividend was paid on January 29, 2009 to shareholders of record on January 16, 2009.

Prior to our election to be taxed as a corporation, dividends paid by us were generally taxable to stockholders as capital gains, ordinary income or a return of capital distribution. After giving effect to the election, our stockholders will no longer recognize an allocable share of our capital gains or ordinary income. Instead, the component of our dividend that comes from our current or accumulated earnings and profits will be taxable to a stockholder as corporate dividend income. This income will be treated as qualified dividends for Federal income tax purposes at a rate of l5%. The special tax treatment for qualified dividends is scheduled to expire on December 31, 2010. Distributions that exceed our current or accumulated earnings and profits will continue to be treated as a tax-

deferred return of capital to the extent of a stockholder’s basis. We expect that a significant portion of future dividends to shareholders will constitute a tax-deferred return of capital distribution.

Recent Sales of Unregistered Securities

Prior to our initial public offering, we issued 60 shares of our common stock to KAFA for an aggregate purchase price of $1,500. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. During the fiscal year ended November 30, 2008, there were no additional sales or issuances of our unregistered common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Stock Performance Graph

The following graph compares the return on our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500”) and a business development company (“BDC”) peer group from September 21, 2006, the commencement of our operations and initial public offering, through November 30, 2008. The graph compares the value over this time period of an initial $100 investment in our common stock to the S&P 500 and the BDC peer group, assuming the reinvestment of all cash dividends for our common stock.

The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

Comparison of Cumulative Total Return
Among the Kayne Anderson Energy Development Company,
the S&P 500, and a BDC Peer Group(1)
from September 21, 2006 to November 30, 2008

(1)	The BDC peer group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act:

Allied Capital Corporation	Main Street Capital Corporation
American Capital Strategies, Ltd.	Medallion Financial Corp.
Apollo Investment Corporation	MGC Capital Corporation
Ares Capital Corporation	MVC Capital, Inc.
Blackrock Kelso Capital Corporation	NGP Capital Resources Company
Capital Southwest Corporation	Patriot Capital Funding, Inc.
Fifth Street Finance Corp.	PennantPark Investment Corporation
Gladstone Capital Corporation	Prospect Capital Corporation
Gladstone Investment Corporation	TICC Capital Corp.
Harris & Harris Group, Inc.	Triangle Capital Corporation
Hercules Technology Growth Capital, Inc.	UTEK Corporation
Kohlberg Capital Corporation

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information and other data for the fiscal years ended November 30, 2008 and November 30, 2007 and the period ended September 21, 2006 (inception) through November 30, 2006 is derived from our financial statements included in this Annual Report on Form 10-K which have been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm. This selected financial information and other data should be read in conjunction with our financial statements, related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

			As of and for the
	As of and for the Fiscal		Period September 21,
	Year Ended November 30,		2006* through
(Amounts in 000’s, except per share and other data)	2008	2007	November 30, 2006

Statement of Operations Data
Total investment income	$6,973	$11,496	$2,047
Total expenses	12,583	8,471	1,183
Net investment income (loss)	(3,532)	3,606	864
Net realized and unrealized gains (losses)	(63,331)	11,774	7,824
Net increase (decrease) in net assets resulting from operations	(66,863)	15,380	8,688
Per Share Data
Net asset value	$16.10	$24.39	$24.19
Net increase (decrease) in net assets resulting from operations	(6.62)	1.54	0.87
Statement of Assets and Liabilities Data
Total assets	$222,174	$355,387	$243,604
Total net assets	162,687	245,133	241,914
Other Data
Total return based on market value(1)	(54.8)%	9.3%	(10.7)%
Total return based on net asset value(2)	(28.6)%	6.3%	3.7%
Number of portfolio companies at period end — public	43	43	29
Number of portfolio companies at period end — private	14	16	7

*	Commencement of operations

(1)	Not annualized for the period September 21, 2006 through November 30, 2006. Total return based on market value is calculated assuming a purchase of common stock at the market price on the first day and a sale at the market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to our dividend reinvestment plan.

(2)	Not annualized for the period September 21, 2006 through November 30, 2006. Total return based on net asset value is calculated as the change in net asset value per share plus the dividends paid during the period being measured, assuming reinvestment in our dividend reinvestment plan.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information contained in this section should be read in conjunction with the “Item 6. Selected Financial Data” and our financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a non-diversified, closed-end management investment company organized under the laws of the State of Maryland that has elected to be treated as a BDC under the 1940 Act. Our common stock began trading on the NYSE on September 21, 2006 through our initial public offering of 10,000,000 shares of common stock at $25.00 per share. By electing to be treated as a BDC, we are subject to provision of the 1940 Act, including the requirements that we must have at least 70% of assets in “eligible portfolio companies,” generally defined as private companies with at principal place of business in the United States.

On January 22, 2008, we announced that we no longer intend to be treated as a RIC under the Code. Our decision was primarily based on our belief that private MLPs present the most attractive investment opportunity for us and offer attractive risk-adjusted total returns for us and our stockholders. Prior to this election, however, compliance with certain requirements necessary to qualify as a RIC limited our ability to invest in additional private MLPs. Our decision to no longer be treated as a RIC was retroactive to the beginning of our fiscal tax year, which began on December 1, 2007. As a result of this change, we were taxed as a corporation for our fiscal year ended November 30, 2008 and will continue to be for future fiscal years, paying federal and applicable state corporate taxes on our taxable income. As a result, we will record a deferred tax liability (asset) for any unrealized gains (losses) at that time, and our net asset value will decrease (increase) by these deferred taxes.

Our operations are externally managed and advised by our investment adviser, KA Fund Advisors, LLC (“KAFA”), pursuant to an investment management agreement. Our investment objective is to generate both current income and capital appreciation primarily through equity and debt investments. We will seek to achieve this objective by investing at least 80% of our total assets in securities of Energy Companies.

A key focus area for our investments in the energy industry is and will continue to be equity and debt investments in Midstream Energy Companies structured as limited partnerships. We also expect to continue to evaluate equity and debt investments in Other Energy Companies, and debt investments in Energy Companies.

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings, including borrowings under our credit facility. We currently expect to use leverage in an aggregate amount equal to 25% — 30% of our total assets, which includes assets obtained through such leverage. As of November 30, 2008, our leverage to total assets was 26%.

Portfolio and Investment Activity

Our investments as of November 30, 2008 were comprised of equity securities of $152.4 million and fixed income investments of $29.9 million. Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR, or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of November 30, 2008, 60%, or $18.0 million, of our interest-bearing portfolio is floating rate debt and 40%, or $11.9 million, is fixed rate debt.

On August 4, 2008, our $7.5 million senior secured loan fixed income investment of VantaCore was redeemed at 103% of par value, and we used these proceeds along with $12.3 million of cash on hand to purchase additional VantaCore common units totaling $20.0 million.

On October 1, 2008, Millennium Midstream was sold to Eagle Rock for total consideration of approximately $235.5 million, consisting of $180.5 million of cash and 4.0 million Eagle Rock unregistered common units, with an implied value of $13.75 per unit. Our portion of the sale proceeds was $37.4 million in cash and 1.7 million unregistered Eagle Rock common units, of which 0.7 million common units and $0.2 million in cash were placed in escrow for up to 18 months pending any claims that could reduce the purchase price. Such consideration was subject to standard post closing working capital adjustments. In January 2009, information became available to Millenium Midstream that caused us to change our estimated post closing working capital adjustment. Following our estimated post-closing working capital adjustments, our portion of the sale proceeds consisted of $37.4 million in cash and 1.6 million of unregistered common units of Eagle Rock. We believe that significantly all of the escrow proceeds will be released after taking into account such working capital adjustment. We recognized a gain on the sale of Millennium Midstream of approximately $16.1 million. As of November 30, 2008, we incurred an unrealized loss on the Eagle Rock units since the market price was less than the cost basis, which was equal to approximately 92% of $13.75 per unit.

Results of Operations — For the Fiscal Year Ended November 30, 2008

Set forth below is an explanation of our results of operations for the fiscal year ended November 30, 2008.

Investment Income.  Investment income totaled $7.0 million and consisted primarily of interest income on our fixed income investments and short-term investments in repurchase agreements. We received $18.5 million of cash dividends and distributions, of which $16.4 million was treated as a return of capital during the period.

Operating Expenses.  Operating expenses totaled $12.6 million, including $5.1 million of base investment management fees; $4.3 million for interest expense and $2.4 million for other operating expenses. During the second quarter, we also incurred $0.8 million of bad debt expense related to interest accrued during the first quarter of 2008 on our fixed income investment in ProPetro. Interest expense included the write-off of capitalized debt issuance costs of $0.3 million related to the termination of our Treasury Secured Revolving Credit Facility (the “Treasury Facility”). Base investment management fees were equal to an annual rate of 1.75% of average total assets (excluding deferred tax assets). We did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which we terminated effective January 31, 2008.

Net Investment Loss.  Our net investment loss totaled $3.5 million and included a deferred income tax benefit of $2.2 million.

Net Realized Gains.  We had net realized gains from our investments of $7.5 million, net of $4.4 million of deferred income tax expense. Pre-tax net realized gains consisted of a $16.1 million gain on the sale of Millennium Midstream that was partially offset by net realized losses of $4.2 million, including a $5.0 million loss on the sale of equity and debt securities of SemGroup Energy Partners, L.P. and SemGroup, L.P.

Net Change in Unrealized Gains (Losses).  We had net unrealized losses of $70.8 million, net of tax. Net unrealized losses consisted of $106.4 million of unrealized losses from investments that were partially offset by a deferred tax benefit of $39.4 million and a deferred tax expense of $3.8 million relating to our conversion from a RIC to a taxable corporation effective December 1, 2007.

Net Decrease in Net Assets Resulting from Operations.  We had a decrease in net assets resulting from operations of $66.9 million. This decrease is composed of the net unrealized losses of $70.8 million, net realized gains of $7.5 million and a net investment loss of $3.5 million as noted above.

Results of Operations — For the Fiscal Year Ended November 30, 2007

Set forth below is an explanation of our results of operations for the fiscal year ended November 30, 2007, our first full fiscal year in operation.

Investment Income.  Investment income totaled $11.5 million and consisted primarily of interest income on our short-term investments in fixed income investments and repurchase agreements. We earned $9.2 million of cash dividends and distributions, of which $8.7 million was treated as a return of capital during the period.

Operating Expenses.  Total operating expenses totaled $8.5 million, including $3.8 million of base investment management fees (net of fee waivers); $2.5 million for interest expense and $1.0 million for professional fees. Base investment management fees (net of fee waivers) were equal to an annual rate of 1.34% of average total assets. We did and do not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility.

Net Investment Income.  Our net investment income totaled $3.6 million. Investment income of $11.5 million was reduced by total operating expenses of $8.5 million for the year. Our investment income was increased by a deferred income tax benefit of $0.6 million related to our taxable subsidiaries, which were dissolved on February 29, 2008.

Net Realized Gains.  We had net realized gains from our investments of $5.5 million.

Net Change in Unrealized Gains.  We had net unrealized gains from our investments of $6.3 million, which are net of deferred tax expense of $2.6 million related to the investment activities in our taxable subsidiaries.

Net Increase in Net Assets Resulting from Operations.  We had a net increase in net assets resulting from operations of $15.4 million. This increase is composed primarily of the net unrealized gains of $6.3 million; net realized gains of $5.5 million and net investment income of $3.6 million as noted above.

Results of Operations — September 21, 2006 through November 30, 2006

Set forth below is an explanation of our results of operations for the period from September 21, 2006 (inception) through November 30, 2006, our first fiscal year in operation.

Investment Income.  Investment income totaled $2.1 million and consisted primarily of interest income on our short-term investments in repurchase agreements and fixed income investments. We earned $0.7 million of cash dividends and distributions, substantially all of which were treated as a return of capital during the period.

Operating Expenses.  Operating expenses totaled $1.2 million, including $0.6 million of investment management fees (net of fee waivers) and $0.2 million for professional fees for the period. Investment management fees (net of fee waivers) were equal to an annual rate of 1.25% of average total assets.

Net Investment Income.  Our net investment income totaled $0.9 million. Investment income of $2.1 million was reduced by total operating expenses of $1.2 million for the period.

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

Liquidity and Capital Resources

As of November 30, 2008, we had approximately $6.3 million invested in short-term repurchase agreements. As of February 5, 2009, we had approximately $4.3 million in repurchase agreements. Our repurchase agreements are collateralized by U.S. Treasury notes, and our counterparty is J.P. Morgan Securities Inc.

On June 4, 2007, we established two syndicated credit facilities — the Senior Secured Revolving Credit Facility (the “Investment Facility”) and the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) — totaling $200 million with SunTrust Capital Markets, Inc. and Citigroup Capital Markets as co-arrangers. The Investment Facility has initial availability of up to $100 million with the ability to increase credit available under the Investment Facility to an amount not to exceed $250 million by obtaining additional commitments from existing lenders or new lenders. The Investment Facility has a three year term (expiring on June 4, 2010) and bears interest, at our option, at either (i) LIBOR plus 125 basis points or (ii) the prime rate plus 25 basis points.

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

The obligations under the Investment Facility are secured by substantially all of our assets, and are guaranteed, generally, by any of our future subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratios and restrictive covenants, including: (a) maintaining an asset coverage ratio of not less than 2.50:1.0; (b) maintaining minimum liquidity at certain levels of outstanding borrowings; (c) maintaining a minimum of shareholders’ equity and (d) other customary restrictive covenants. The Investment Facility also contains customary representations and warranties and events of default.

As of November 30, 2008, we had $57.0 million of borrowings under our Investment Facility at an interest rate of 4.25%, and we had a borrowing base of $71.1 million. As of February 5, 2009, we had $57.0 million of borrowings at an interest rate of 1.66%, and our borrowing base was $69.2 million. The maximum amount that we can borrow under our Investment Facility is limited to the lesser of our commitment amount of $100 million and our borrowing base.

Contractual Obligations

Investment Management Agreement.  We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the year ended November 30, 2008, we accrued and paid $5.1 million in base management fees and did not accrue or pay any incentive fees. We did not accrue or pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which was terminated on January 31, 2008. We do not pay management fees on deferred taxes.

As of November 30, 2008, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility described above under “Liquidity and Capital Resources.”

The following table summarizes our obligations as of November 30, 2008 over the following periods for the Investment Facility.

	Payments by Period ($ in millions)
		Less Than 1			More Than 5
	Total	Year	1-3 years	3-5 years	Years

Investment Facility(1)	$57.0	—	$57.0	—	—

(1)	The maximum amount that we can borrow under our credit facility is limited to the lesser of the commitment amount of $100 million and our borrowing base. As of November 30, 2008, we had a borrowing base of $71.1 million.

Dividends

Payment of future distributions is subject to board approval, as well as meeting the covenants of the Company’s senior debt. During the fiscal year ended November 30, 2008, we paid dividends totaling $16.8 million

($1.665 per common share), of which $1.2 million was reinvested for 52,540 newly issued shares of common stock pursuant to our dividend reinvestment plan.

On January 8, 2009, we declared our quarterly dividend of $0.35 per common share for the period September 1, 2008 to November 30, 2008, totaling $3.5 million. The dividend was paid on January 29, 2009 to shareholders of record on January 16, 2009.

Prior to our election to be taxed as a corporation, dividends paid by us were generally taxable to stockholders as capital gains, ordinary income or a return of capital distribution. After giving effect to the election, our stockholders will no longer recognize an allocable share of our capital gains or ordinary income. Instead, the component of our dividend that comes from our current or accumulated earnings and profits will be taxable to a stockholder as corporate dividend income. This income will be treated as qualified dividends for Federal income tax purposes at a rate of l5%. The special tax treatment for qualified dividends is scheduled to expire on December 31, 2010. Distributions that exceed our current or accumulated earnings and profits will continue to be treated as a tax-deferred return of capital to the extent of a stockholder’s basis. We expect that a significant portion of future dividends to shareholders will constitute a tax-deferred return of capital distribution.

Off-Balance Sheet Arrangements

At November 30, 2008, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

Critical Accounting Policies

Our most significant accounting policies in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are described below. The preparation of our financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. Estimates and judgments are based on information available at the time such estimates and judgments are made, and adjustments made to these estimates and judgments often relate to information not previously available. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Estimates and judgments are used in, among other things, the development of fair value assumptions, the assessment of future tax exposure and the realization of tax assets.

We have identified the following four critical accounting policies that require a significant amount of estimation and judgment and are considered to be important to the portrayal of our assets, liabilities, revenues and expenses:

•	Investment Valuation

•	Security Transactions and Investment Income Recognition

•	Income Taxes

•	Return of Capital Estimates

Investment Valuation.  Readily marketable portfolio securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and asked prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Portfolio securities traded on more than one securities exchange are valued at the last sale price on the exchange representing the principal market for such securities.

Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices. Fixed income securities that are considered corporate bonds are valued by using the mean of the bid and ask prices provided by an independent pricing service. For fixed income securities that are considered corporate bank loans, the fair market value is determined by using the mean of the bid and ask prices provided by the syndicate bank or principal market maker. When price quotes are not available, fair market value will be based on prices of comparable securities.

Exchange-traded options and futures contracts are valued at the last sale price at the close of trading in the market where such contracts are principally traded or, if there was no sale on the applicable exchange on such day, at the mean between the quoted bid and ask price as of the close of trading on such exchange.

Our portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by us for which reliable market quotations are not readily available, valuations are determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by our board of directors, the following valuation process, approved by the board of directors, is used for such securities:

•	Investment Team Valuation. The applicable investments are initially valued by KAFA’s senior professionals responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions are documented and discussed with senior management of KAFA. Such valuations are submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis. These valuations stand for intervening periods of time unless a senior officer of KAFA determines that material adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value. Such adjustments may occur on the date that we calculate the dividend reinvestment plan net asset value.

•	Valuation Committee. The Valuation Committee meets each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. The Valuation Committee’s valuation determination is subject to ratification by the board.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors reviews the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consist of certain limited procedures that we have identified and requested them to perform. Upon completion of the limited procedures, the independent valuation firm concludes that the fair value of those investments subjected to the limited procedures does not appear to be unreasonable.

•	Board of Directors Determination. The board of directors considers the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The board of directors considers the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

During the course of such valuation process, whenever possible, privately-issued equity and debt investments are valued using comparisons of valuation ratios of the portfolio companies that issued such equity and debt securities to any peer companies that are publicly traded. The value derived from this analysis is then discounted to reflect the illiquid nature of the investment. We also utilize comparative information such as acquisition transactions, public offerings or subsequent equity sales to corroborate our valuations. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments in privately-issued securities may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

Factors that we may take into account in fair value pricing our investments include, as relevant, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, the nature and realizable value of any collateral and other relevant factors.

Unless otherwise determined by the board of directors, securities that are convertible into or otherwise will become publicly traded (e.g., through subsequent registration or expiration of a restriction on trading) will be valued through the process described above, using a valuation based on the market value of the publicly traded security less a discount. The discount will initially be equal in amount to the discount negotiated at the time of purchase. To the extent that such securities are convertible or otherwise become publicly traded within a time frame that may be reasonably determined, KAFA will determine an applicable discount in accordance with a methodology approved by the Valuation Committee.

Security Transactions and Investment Income Recognition.  Security transactions are accounted for on the date these securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.

We record dividends and distributions on the ex-dividend date. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts, to the extent that such amounts are expected to be collected. When investing in securities with payment in-kind interest, we will accrue interest income during the life of the security even though we will not be receiving cash as the interest is accrued. In accordance with Statement of Position 93-1, Financial Accounting and Reporting for High-Yield Debt Securities by Investment Companies, to the extent that interest income to be received is not expected to be realized, a reserve against income is established.

Federal and State Income Taxation.  On January 22, 2008, we announced that we no longer intended to be treated as a RIC for our fiscal year ended on November 30, 2008 and for future fiscal years. The decision to no longer be treated as a RIC was retroactive to the beginning of our fiscal 2008 tax year, which began on December 1, 2007. As a RIC, we were not required to pay federal and state income taxes.

As a corporation, we are obligated to pay federal and state income tax on our taxable income. We invest our assets primarily in MLPs, which generally are treated as partnerships for federal income tax purposes. As a limited partner in the MLPs, we include our allocable share of the MLP’s taxable income in computing our own taxable income. Deferred income taxes reflect (i) the tax liability (asset) on unrealized gains (losses), which are attributable to the temporary difference between fair market value and tax basis of our investments, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating losses.

To the extent that we have a deferred tax asset, consideration is given as to whether or not a valuation allowance is required. The need to establish a valuation allowance for deferred tax assets is assessed periodically by us based on the criterion established by the Statement of Financial Accounting Standards, Accounting for Income Taxes (“SFAS” No. 109) that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In the assessment for a valuation allowance, consideration is given to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability (which are highly dependent on future MLP cash distributions), the duration of statutory carryforward periods and the associated risk that operating loss carryforwards may expire unused.

We rely, to some extent, on information provided by MLPs, which may not necessarily be timely, to estimate our state income tax provision and taxable income allocable to us. Such estimates are made in good faith. From time to time, as new information becomes available, we modify our estimates or assumptions regarding our income tax provision and related deferred tax liability (asset).

As of December 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion.

Our policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on our Statement of Operations.

Return of Capital Estimates.  Distributions received from our investments in MLPs generally are comprised of income and return of capital. The return of capital portion of the distributions is a reduction to investment income in our Statement of Operations and results in an equivalent reduction to the cost basis of the associated investments. The reduction to the cost basis results in an increase to either net realized gains or the net change in unrealized gains from investments. We record investment income and return of capital based on estimates made at the time when we receive such distributions. We base these estimates on historical information available from our MLP investments and other industry sources. We may subsequently revise these estimates based on information received from our MLP investments after their tax reporting periods are concluded. Any changes to these estimates may be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.

Interest Rate Risk.  Interest rate risk primarily results from variable rate debt securities in which we invest and from borrowings under our Investment Facility. Debt investments in our portfolio are based on floating and fixed rates. Debt investments bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of November 30, 2008, the fair value of our floating rate investments, excluding our ProPetro investment where we are not accruing interest, totaled approximately $8.0 million, or 40% of our total debt investments of $19.9 million (excluding ProPetro). Based on sensitivity analysis of the floating rate debt investment portfolio at November 30, 2008 ($13.5 million par value), we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended November 30, 2009 would either decrease or increase net investment income before income taxes by approximately $0.1 million.

As of November 30, 2008, we had $57.0 million of borrowings under our Investment Facility at an interest rate of 4.25%. This interest rate is based on the prime rate. Based on sensitivity analysis of the Investment Facility at November 30, 2008, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended November 30, 2009 would either decrease or increase net investment income before income taxes by approximately $0.6 million.

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

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15 of the of 1934 Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of November 30, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of November 30, 2008.

The effectiveness of our internal control over financial reporting as of November 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Change in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement for our 2009 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement for our 2009 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement for our 2009 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement for our 2009 Annual Stockholder Meeting, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement for our 2009 Annual Stockholder Meeting, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements — See the Index to Financial Statements on Page F-1.

2.	Financial Statement Schedules — None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement.*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*
10.2	Form of Administration Agreement between Registrant and Bear Stearns Funds Management Inc.*
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company.*
10.4	Form of Dividend Reinvestment Plan.*
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*
10.7	Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007.**
10.8	First Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank N.A., as syndication agent, dated February 21, 2008.****
10.9	Second Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank N.A., as syndication agent, dated September 19, 2008.*****
14.1	Supplemental Antifraud Code of Ethics of Registrant.***
24.1	Power of Attorney included with signature page herein Report on Form 10-K.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — filed herewith.
99.1	Form of Amended Dividend Reinvestment Plan.**

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the SEC on September 18, 2006 and incorporated by reference herein.

**	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725) as filed with the SEC on July 16, 2007 and incorporated by reference herein.

***	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K (File No. 814-00725) as filed with the SEC on February 16, 2007 and incorporated by reference herein.

****	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 814-00725) as filed with the Securities and Exchange Commission on February 27, 2008 and incorporated by reference herein.

*****	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725) as filed with the SEC on October 10, 2008 and incorporated by reference herein.

*	Commencement of operations

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Kayne Anderson Energy Development Company:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows and the financial highlights present fairly, in all material respects, the financial position of Kayne Anderson Energy Development Company and its subsidiaries (“the Company”) as of November 30, 2008 and 2007, and the results of their operations, the changes in their net assets, their cash flows and their financial highlights for each of the three periods in the period ended November 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our 2008 and 2007 audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities owned at November 30, 2008 and 2007 by correspondence with the custodian and brokers, provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
February 12, 2009

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	No. of
Description	Shares/Units	Value

Long-Term Investments — 112.0%
Equity Investments(a) — 93.6%
United States — 93.6%
Publicly Traded MLP and MLP Affiliate(b) — 36.9%
Atlas Energy Resources, LLC	131	$2,198
Atlas Pipeline Partners, L.P.	65	471
BreitBurn Energy Partners L.P.	47	399
Calumet Specialty Products Partners, L.P.	67	613
Capital Product Partners L.P.	40	346
Constellation Energy Partners LLC	35	181
Copano Energy, L.L.C. — Unregistered, Class D Units(c)	76	750
Copano Energy, L.L.C.	75	900
Crosstex Energy, L.P.	152	907
DCP Midstream Partners, LP	74	607
Duncan Energy Partners L.P.	54	704
Eagle Rock Energy Partners, L.P.	27	215
Eagle Rock Energy Partners, L.P. — Unregistered(c)(d)(e)	1,595	11,823
El Paso Pipeline Partners, L.P.	18	319
Enbridge Energy Management, L.L.C.(f)	24	687
Enbridge Energy Partners L.P.	100	2,821
Energy Transfer Equity, L.P.	65	1,064
Energy Transfer Partners, L.P.	74	2,438
Enterprise Products Partners L.P.	258	5,524
Exterran Partners, L.P.	82	894
Global Partners LP	140	1,596
Hiland Partners, LP	16	167
Holly Energy Partners, L.P.	1	4
Inergy Holdings, L.P.	20	410
Inergy, L.P.	88	1,469
Kinder Morgan Management, LLC(f)	35	1,439
K-Sea Transportation Partners L.P.	12	177
Magellan Midstream Partners, L.P.	56	1,678
MarkWest Energy Partners, L.P.	77	981
Martin Midstream Partners L.P.	59	1,042
Navios Maritime Partners L.P.	10	43
ONEOK Partners, L.P.	82	3,839
OSG America L.P.	46	214
Penn Virginia Resource Partners, L.P.	41	527

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	No. of
Description	Shares/Units	Value

Publicly Traded MLP and MLP Affiliate(b) — (Continued)
Plains All American Pipeline, L.P.(g)	103	$3,514
Regency Energy Partners LP	66	602
Spectra Energy Partners, LP	28	565
Targa Resources Partners LP	86	742
TC PipeLines, LP	59	1,337
Teekay LNG Partners L.P.	83	1,166
Teekay Offshore Partners L.P.	59	588
TEPPCO Partners, L.P.	61	1,392
Western Gas Partners, LP	67	902
Williams Partners L.P.	115	1,609
Williams Pipeline Partners L.P.	20	297

		60,161

Private MLP(c)(h) — 56.6%
Direct Fuels Partners, L.P.(g)	2,500	37,500
International Resource Partners LP	1,500	24,000
Quest Midstream Partners, L.P.(g)	350	4,637
VantaCore Partners LP(g)	1,465	25,998

		92,135

Other Private Equity(h) — 0.1%
ProPetro Services, Inc. — Warrants(c)(i)	2,905	—
Trident Resources Corp. — Warrants(j)	100	75

		75

Total Equity Investments (Cost $211,596)		152,371

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	Interest		Maturity	Principal
Description	Rate		Date	Amount	Value

Fixed Income Investments(h) — 18.4%
United States — 17.2%
Midstream — 4.7%
Knight, Inc.	6.50%		9/01/12	$7,530	$6,024
Targa Resources, Inc.	8.50		11/01/13	2,155	1,185
Targa Resources Investments, Inc.	(k	)	2/09/15	1,046	471

					7,680

Upstream — 1.8%
Hilcorp Energy Company	7.75		11/01/15	4,000	2,860

Oilfield Services — 9.7%
Dresser, Inc.	(l	)	5/04/15	5,000	3,150
ProPetro Services, Inc.(c)	(m	)	2/15/13	35,000	10,000
Stallion Oilfield Services Ltd.	(n	)	7/18/12	5,000	2,625

					15,775

Other — 1.0%
Energy Future Holdings Corp.	(o	)	10/10/14	2,500	1,725

Total United States (Cost $58,061)					28,040

Canada(p) — 1.2%
Upstream — 1.2%
Athabasca Oil Sands Corp. (Cost $2,434)	13.00		7/30/11	2,500	1,873

Total Fixed Income Investments (Cost $60,495)					29,913

Total Long-Term Investments (Cost $272,091)					182,284

Short-Term Investments — 3.9%
Repurchase Agreements(d) — 3.9%
J.P. Morgan Securities Inc. (Agreements dated 11/28/08 to be repurchased at $6,325), collateralized by $6,513 in U.S. Treasury notes (Cost $6,325)	0.10		12/01/08		6,325

Total Investments — 115.9% (Cost $278,416)					188,609

Senior Secured Revolving Credit Facility Borrowings					(57,000)
Other Assets in Excess of Other Liabilities					31,078

Net Assets					$162,687

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Unless otherwise noted, security is not treated as a qualifying asset under the 1940 Act. The Company determines if at least 70% of its total assets (excluding deferred tax assets) are qualifying assets under the 1940 Act no less frequently than quarterly. As of November 30, 2008, the percentage of the Company’s total assets (excluding deferred tax assets) that are qualifying assets was 73.9%.

(c)	Fair valued and restricted security (see Notes 2, 3 and 7).

(d)	Security is treated as a qualifying asset under the 1940 Act.

(e)	The Company’s investment in Eagle Rock Energy Partners, L.P. consists of 1,595 unregistered common units, of which 582 unregistered common units ($4,069 fair value at November 30, 2008) were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, LP.

(f)	Distributions are paid in-kind.

(g)	The Company believes that it is an affiliate of Plains All American, L.P., and that it may be an affiliate of Direct Fuels Partners, L.P., VantaCore Partners LP and Quest Midstream Partners, L.P. (see Note 5).

(h)	Unless otherwise noted, security is treated as a qualifying asset under the 1940 Act.

(i)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(j)	Warrants are non-income producing and expire on November 30, 2013.

(k)	Floating rate senior secured term loan facility. Interest is paid in-kind at a rate of LIBOR + 500 basis points (9.11% as of November 30, 2008)

(l)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (7.99% as of November 30, 2008).

(m)	Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 900 basis points, but the Company is not accruing interest income on this security (see Note 2 — Investment Income).

(n)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 600 basis points (8.51% as of November 30, 2008).

(o)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 350 basis points (5.27% as of November 30, 2008). Energy Future Holdings Corp., formerly TXU Corp., is a privately-held energy company with a portfolio of competitive and regulated energy subsidiaries, including TXU Energy, Oncor and Luminant.

(p)	Security is not treated as a qualifying asset under the 1940 Act.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	No. of
Description	Shares/Units	Value

Long-Term Investments(a) — 133.3%
Equity Investments(b) — 96.1%
Publicly Traded MLP and MLP Affiliate(c)(d) — 37.8%
Atlas Energy Resources, LLC — Unregistered(e)	131	$3,905
Atlas Pipeline Partners, L.P.	46	2,083
BreitBurn Energy Partners L.P. — Unregistered(e)	73	2,102
Buckeye Partners, L.P.	41	1,960
Calumet Specialty Products Partners, L.P.	104	3,842
Capital Product Partners L.P.(f)	24	593
Constellation Energy Partners LLC — Unregistered(e)	65	2,184
Copano Energy, L.L.C.	8	320
Copano Energy, L.L.C. — Unregistered(e)	72	2,590
Crosstex Energy, L.P.	24	815
DCP Midstream Partners, LP	62	2,509
Duncan Energy Partners L.P.	53	1,214
Eagle Rock Energy Partners, L.P.	24	512
El Paso Pipeline Partners, L.P.(g)	9	218
Enbridge Energy Management, L.L.C.(f)(h)	66	3,404
Enbridge Energy Partners L.P.	17	858
Energy Transfer Equity, L.P.	61	2,091
Energy Transfer Partners, L.P.	17	896
Enterprise Products Partners L.P.	220	6,875
Exterran Partners, L.P.	40	1,390
Global Partners LP	114	3,137
Hiland Holdings GP, LP	10	244
Hiland Partners, LP	31	1,470
Inergy, L.P.	64	2,051
Kinder Morgan Management, LLC(f)(h)	111	5,572
K-Sea Transportation Partners L.P.	12	429
Legacy Reserves LP	35	754
Magellan Midstream Partners, L.P.	65	2,859
MarkWest Energy Partners, L.P.	95	3,113
Martin Midstream Partners L.P.	50	1,908
NuStar Energy L.P.	11	647
ONEOK Partners, L.P.	94	5,650
OSG America L.P.(g)	1	27
Penn Virginia Resource Partners, L.P.	9	244
Plains All American Pipeline, L.P.	103	5,374

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	No. of
Description	Shares/Units	Value

Publicly Traded MLP and MLP Affiliate — (Continued)
Regency Energy Partners LP	46	$1,419
SemGroup Energy Partners, L.P.	40	1,073
Spectra Energy Partners, LP	32	791
Targa Resources Partners LP	60	1,702
TC PipeLines, LP	84	3,086
Teekay LNG Partners L.P.	77	2,277
Teekay Offshore Partners L.P.(f)	54	1,398
TEPPCO Partners, L.P.	80	3,158
Williams Partners L.P.	95	3,922

		92,666

Private MLP — 56.2%
Direct Fuels Partners, L.P.(e)(i)	2,500	46,675
Direct Fuels Partners, L.P. — Warrants(e)(j)	2,500	4,575
International Resource Partners LP(e)(k)	1,500	30,000
Millennium Midstream Partners, LP(e)(l)	2,375	44,223
Millennium Midstream Partners, LP — Warrants(e)(m)	2,375	3,278
Quest Midstream Partners, L.P.(e)(n)	350	7,000
VantaCore Partners LP(e)(o)	91	1,916

		137,667

Other Private Equity — 2.1%
Knight, Inc. — Preferred Stock(p)	5	4,965
ProPetro Services, Inc. — Warrants(e)(q)	2,905	109
Trident Resources Corp. — Warrants(r)	100	75

		5,149

Total Equity Investments (Cost $220,334)		235,482

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

	Interest	Maturity	Principal
Description	Rate	Date	Amount	Value

Fixed Income Investments — 37.2%
Midstream — 7.2%
SemGroup, L.P.	8.75%	11/15/15	$9,000	$8,595
Targa Resources, Inc.	8.50	11/01/13	4,580	4,488
Targa Resources, Inc.	(s)	10/31/12	1,664	1,637
Targa Resources, Inc.	(t)	10/31/12	2,983	2,934

				17,654

Upstream — 5.3%
Beryl Oil and Gas LP	(u)	7/14/11	2,933	2,890
CDX Funding, LLC	(v)	3/31/13	4,550	4,345
SandRidge Energy Inc.	(w)	4/14/12	5,700	5,700

				12,935

Oilfield Services — 18.7%
Dresser, Inc.	(x)	5/04/15	5,000	4,800
ProPetro Services, Inc.(e)	(y)	2/15/13	35,000	34,326
Seitel, Inc.	9.75	2/15/14	2,000	1,730
Stallion Oilfield Services Ltd.	(z)	7/18/12	5,000	4,925

				45,781

Aggregates and Mining — 6.0%
VantaCore Partners LP(e)(aa)	9.00	5/21/27	7,000	7,350
VantaCore Partners LP(e)	(bb)	5/21/14	7,500	7,500

				14,850

Total Fixed Income Investments (Cost $89,779)				91,220

Total Long-Term Investments (Cost $310,113)				326,702

Short-Term Investments — 10.2%
U.S. Treasury Bills — 5.8%
U.S. Treasury Bills — (Cost $14,251)	3.075	2/28/08	14,358	14,250
Repurchase Agreements — 4.4%
Bear, Stearns & Co. Inc. (Agreements dated 11/30/07 to be repurchased at $10,772), collateralized by $11,105 in U.S. Treasury Bonds (Cost $10,769)	3.15	12/01/07		10,769

Total Short-Term Investments (Cost $25,020)				25,019

Total Investments — 143.5% (Cost $335,133)				351,721

Senior Secured Revolving Credit Facility Borrowings				(85,000)
Treasury Secured Revolving Credit Facility Borrowings				(14,000)
Other Liabilities in Excess of Other Assets				(7,588)

Net Assets				$245,133

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

Note: The following footnote information relates to the facts and circumstances of the Company’s investments as contained in the Consolidated Schedule of Investments as of November 30, 2007.

(a)	Unless otherwise noted, security is treated as a qualifying asset under the 1940 Act.

(b)	Unless otherwise noted, equity investments are common/units common shares.

(c)	Security is not treated as a qualifying asset under the 1940 Act.

(d)	Unless otherwise noted, a security is treated as a publicly traded partnership for regulated investment company (“RIC”) qualification purposes. To qualify as a RIC for tax purposes, the Company may directly invest up to 25% of its total assets in equity and debt securities of entities treated as publicly traded partnerships. At November 30, 2007, the Company had 23.0% of its total assets invested in securities treated as publicly traded partnerships. From inception through the fiscal year ended November 30, 2007, it was the Company’s intention to be treated as a RIC for tax purposes. On January 22, 2008, the Company announced that it would no longer intend to be treated as a RIC under the Code.

(e)	Fair valued and restricted security (see Notes 2, 3 and 7).

(f)	Security is not treated as a publicly traded partnership for RIC qualification purposes.

(g)	Security is currently non-income producing but is expected to pay distributions within the next 12 months.

(h)	Distributions are paid in-kind.

(i)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED DF Investment Partners, LP and KED DF Investment GP, LLC. The Class B common units are redeemable at the option of Direct Fuels Partners, L.P. at the price of $20.00 per unit.

(j)	Warrants are non-income producing, expire on June 8, 2017 and provide the Company the right to purchase 2,500 Class A common units at a price of $20.00 per unit.

(k)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED LCP Investment Partners, LP and KED LCP Investment GP, LLC.

(l)	Class B common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC. The Class B common units are redeemable at the option of Millennium Midstream Partners, LP at the price of $20.00 per unit.

(m)	Warrants are non-income producing, expire on December 28, 2016 and provide the Company the right to purchase 2,375 Class A common units at a price of $20.00 per unit.

(n)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED MME Investment Partners, LP and KED MME Investment GP, LLC.

(o)	Common units are owned directly and indirectly by the Company’s subsidiaries, KED VP Investment Partners, LP and KED VP Investment GP, LLC.

(p)	Preferred stock of Knight, Inc. (f.k.a, Kinder Morgan, Inc.) paying a fixed dividend rate of 8.33% until August 12, 2012 and LIBOR + 390 basis points thereafter. The maturity date for this security is August 12, 2057.

(q)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(r)	Warrants are non-income producing and expire on November 30, 2013.

(s)	Floating rate letter of credit facility. Security pays interest at a rate of LIBOR less 12.5 basis points (5.07% as of November 30, 2007).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONCLUDED)
AS OF NOVEMBER 30, 2007
(amounts in 000’s)

(t)	Floating rate senior secured first lien term loan facility. Security pays interest at a rate of LIBOR + 200 basis points (7.20% as of November 30, 2007).

(u)	Floating rate senior secured first lien term loan. Security pays interest at a rate of LIBOR + 400 basis points (9.70% as of November 30, 2007).

(v)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 625 basis points (11.39% as of November 30, 2007).

(w)	Floating rate unsecured bridge loan facility. Security pays interest at a rate of LIBOR + 363 basis points (8.85% as of November 30, 2007).

(x)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (11.13% as of November 30, 2007).

(y)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 900 basis points (14.23% as of November 30, 2007).

(z)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 450 basis points (9.38% as of November 30, 2007).

(aa)	Fixed rate subordinated convertible note. Security is convertible into 350,000 common units at a conversion price of $20.00 per common unit.

(bb)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 550 basis points (10.73% as of November 30, 2007).

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	November 30,
	2008	2007

ASSETS
Investments, at fair value:
Non-affiliated (Cost — $188,740 and $188,941, respectively)	$110,635	$198,811
Affiliated (Cost — $83,351 and $121,172, respectively)	71,649	127,891
U.S. Treasury Bills, at fair value (Cost — $0 and $14,251, respectively)	—	14,250
Repurchase agreements (Cost — $6,325 and $10,769, respectively)	6,325	10,769

Total investments (Cost — $278,416 and $335,133, respectively)	188,609	351,721
Deposits with brokers	123	121
Deferred income tax asset	31,370	—
Receivable for securities sold	688	766
Interest, dividends and distributions receivable, net	403	1,515
Debt issuance costs, prepaid expenses and other assets	981	1,264

Total Assets	222,174	355,387

LIABILITIES
Senior secured revolving credit facility	57,000	85,000
Treasury secured revolving credit facility	—	14,000
Payable for securities purchased	60	6,967
Investment management fee payable	1,074	1,355
Current income tax payable	100	—
Accrued directors’ fees and expenses	76	78
Accrued expenses and other liabilities	1,177	863
Deferred tax liability	—	1,991

Total Liabilities	59,487	110,254

NET ASSETS	$162,687	$245,133

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at November 30, 2008 and 2007; 10,102,986 and 10,050,446 shares issued and outstanding at November 30, 2008 and November 30, 2007, respectively)	$10	$10
Paid-in capital	215,953	231,535
Accumulated net investment loss, net of income taxes, less dividends	(3,942)	(409)
Accumulated net realized gains (losses) on investments, net of income taxes	7,464	(19)
Net unrealized gains (losses) on investments, net of income taxes	(56,798)	14,016

NET ASSETS	$162,687	$245,133

NET ASSET VALUE PER SHARE	$16.10	$24.39

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)

			For the Period
			September 21,
	For the Year Ended		2006* Through
	November 30,		November 30,
	2008	2007	2006

INVESTMENT INCOME
Income
Dividends and Distributions:
Non-affiliated investments	$8,274	$4,306	$708
Affiliated investments	10,197	4,879	1

Total dividends and distributions	18,471	9,185	709
Return of capital	(16,410)	(8,711)	(705)

Net dividends and distributions	2,061	474	4

Interest:
Non-affiliated investments	4,539	10,251	2,043
Affiliated investments	373	771	—

Total interest	4,912	11,022	2,043

Total investment income	6,973	11,496	2,047

Expenses
Base investment management fees	5,126	4,839	799
Incentive investment management fees	—	59	—
Bad debt expense	830	—	—
Professional fees	985	1,028	217
Directors’ fees	316	286	63
Administration fees	261	230	42
Insurance	151	155	30
Custodian fees	81	72	17
Other expenses	568	401	243

Total Expenses — Before Base Investment Management Fee Waivers and Interest Expense	8,318	7,070	1,411
Base investment management fee waivers	—	(1,088)	(228)
Interest expense	4,265	2,489	—

Total Expenses	12,583	8,471	1,183

Net Investment Income (Loss) — Before Income Taxes	(5,610)	3,025	864
Current income tax expense	(100)	—	—
Deferred income tax benefit	2,178	581	—

Net Investment Income (Loss)	(3,532)	3,606	864

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains (Losses)
Investments	11,912	5,523	59
Foreign currency transactions	(30)	—	—
Deferred income tax expense	(4,399)	—	—

Net Realized Gains	7,483	5,523	59

Net Change in Unrealized Gains (Losses)
Investments	(106,395)	8,823	7,765
Foreign currency translations	(4)	—	—
Deferred income tax benefit (expense)	39,395	(2,572)	—
Deferred income tax expense — conversion to a taxable corporation	(3,810)	—	—

Net Change in Unrealized Gains (Losses)	(70,814)	6,251	7,765

Net Realized and Unrealized Gains (Losses)	(63,331)	11,774	7,824

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(66,863)	$15,380	$8,688

*	Commencement of operations.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

			For the Period
			Ended
			September 21
	For the Year Ended		2006* Through
	November 30,		November 30,
	2008	2007	2006

OPERATIONS
Net investment income (loss)	$(3,532)	$3,606	$864
Net realized gains	7,483	5,523	59
Net change in unrealized gains (losses)	(67,004)	6,251	7,765
Net change in unrealized losses — conversion to taxable corporation	(3,810)	—	—

Net Increase (Decrease) in Net Assets Resulting from Operations	(66,863)	15,380	8,688

DIVIDENDS AND DISTRIBUTIONS(1)
Dividends	—	(9,478)	—
Distributions — net realized long-term capital gains	—	(1,573)	—
Distributions — return of capital	(16,766)	(2,415)	—

Dividends and Distributions	(16,766)	(13,466)	—

CAPITAL STOCK TRANSACTIONS
Proceeds for initial public offering of 10,000,000 shares of common stock	—	—	250,000
Issuance of 52,540 and 50,386 shares of common stock from reinvestment of dividends	1,183	1,272	—
Underwriting discount and offering expenses	—	33	(16,775)

Net Increase in Net Assets from Capital Stock Transactions	1,183	1,305	233,225

Total Increase (Decrease) in Net Assets	(82,446)	3,219	241,913

NET ASSETS
Beginning of period	245,133	241,914	1

End of period	$162,687	$245,133	$241,914

*	Commencement of operations.

(1)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal years ended November 30, 2008 and 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)

			For the Period
			September 21,
	For the Year Ended		2006* Through
	November 30,		November 30,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(66,863)	$15,380	$8,688
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(76,043)	(278,923)	(102,578)
Sale (purchase) of U.S. Treasury Bills	14,250	(14,043)	—
Proceeds from sale of long-term investments	110,074	64,736	3,153
Sale (purchase) of short-term investments, net	4,444	124,365	(135,134)
Realized gains on investments	(11,882)	(5,523)	(59)
Return of capital distributions	16,410	8,711	705
Unrealized losses (gains) on investments	106,395	(8,823)	(7,765)
Deferred income tax provision (benefit)	(33,361)	1,991	—
Accretion of bond discount	(536)	(542)	(1)
Increase in deposits with brokers	(2)	(20)	(101)
Decrease (increase) in receivable for securities sold	78	(199)	(567)
Decrease (increase) in interest, dividend and distributions receivable	1,112	(584)	(931)
Decrease (increase) in debt issuance costs, prepaid expenses and other assets	283	426	(326)
Increase (decrease) in payable for securities purchased	(6,907)	6,967	—
Increase (decrease) in investment management fee payable	(281)	784	571
Increase (decrease) in accrued directors’ fees and expenses	(2)	15	63
Increase (decrease) in accrued expenses and other liabilities	414	(193)	1,056

Net Cash Provided by (Used in) Operating Activities	57,583	(85,475)	(233,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	—	250,000
Underwriting discount and offering expenses	—	33	(16,775)
Borrowings from (repayments of) senior secured revolving credit facility	(28,000)	83,968	—
Borrowings from (repayments of) treasury secured revolving credit facility	(14,000)	13,668	—
Cash distributions to shareholders	(15,583)	(12,194)	—

Net Cash Provided by (Used in) Financing Activities	(57,583)	85,475	233,225

NET INCREASE (DECREASE) IN CASH	—	—	(1)
CASH — BEGINNING OF PERIOD	—	—	1

CASH — END OF PERIOD	$—	$—	$—

*	Commencement of operations.

Supplemental disclosure of cash flow information:

Non-cash financing activities not included herein consist of reinvestment of dividends pursuant to the Company’s dividend reinvestment plan of $1,183 and $1,272 for the years ended November 30, 2008 and 2007, respectively.

During the year ended November 30, 2008, state income and franchise taxes paid were $42 and interest paid was $3,285. During the year ended November 30, 2007, state income and franchise taxes paid were $1 and interest paid was $2,042. There were no federal and state taxes paid or interest paid during the period September 21, 2006 through November 30, 2006.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)

1.	ORGANIZATION

Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced investment operations on September 21, 2006. The Company’s shares of common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “KED.” For the fiscal year ended November 30, 2007 and prior, the Company was treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Since December 1, 2007, the Company has been taxed as a corporation (see Note 4 — Income Taxes).

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

B. Principles of Consolidation — Prior to February 29, 2008, the Company owned subsidiary limited partnerships (which elected to be treated as taxable entities) and limited liability companies to make and hold certain of its private portfolio investments. These portfolio investments were consolidated in the Company’s schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets. On February 29, 2008, all of the Company’s subsidiaries were dissolved and all of the assets and liabilities of the subsidiaries were distributed to the Company. The consolidated financial statements include the accounts of the Company and its subsidiaries which directly and indirectly owned securities in the Company’s portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.

C. Calculation of Net Asset Value — The Company determines its net asset value as of the close of regular session trading on the NYSE no less frequently than the last business day of each quarter. Net asset value is computed by dividing the value of the Company’s assets (including accrued interest and dividends), less all of its liabilities (including accrued expenses, dividends payable and any borrowings) by the total number of common shares outstanding.

D. Investment Valuation — Readily marketable portfolio securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and asked prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Portfolio securities traded on more than one securities exchange are valued at the last sale price on the exchange representing the principal market for such securities.

Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices. Fixed income securities that are considered corporate bonds are valued by using the mean of the bid and ask prices provided by an independent pricing service. For fixed income securities that are considered corporate bank loans, the fair market value is determined by using the mean of the bid and ask prices provided by the syndicate bank or principal market maker. When price quotes are not available, fair market value will be based on prices of comparable securities.

Exchange-traded options and futures contracts are valued at the last sale price at the close of trading in the market where such contracts are principally traded or, if there was no sale on the applicable exchange on such day, at the mean between the quoted bid and ask price as of the close of trading on such exchange.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations are determined in good faith by the board of directors of the Company (the “board of directors”) under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors, the following valuation process, approved by the board of directors, is used for such securities:

•	Investment Team Valuation. The applicable investments are valued by senior professionals of KA Fund Advisors, LLC (“KAFA”) responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions are documented and discussed with senior management of KAFA. Such valuations are submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis. These valuations stand for intervening periods of time unless a senior officer of KAFA determines that material adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value. Such adjustments may occur on the date that the Company calculates the dividend reinvestment plan net asset value.

•	Valuation Committee. The Valuation Committee meets each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. The Valuation Committee’s valuation determinations are subject to ratification by the board.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors reviews the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consist of certain limited procedures that the Company identified and requested them to perform. For the year ended November 30, 2008, the independent valuation firm provided limited procedures on investments in seven portfolio companies comprising approximately 60.8% of the total investments (70.5% of net assets and 51.6% of total assets) at fair value as of November 30, 2008. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

•	Board of Directors Determination. The board of directors considers the valuations provided by KAFA and the Valuation Committee and ratify valuations for the applicable securities at each quarterly board meeting. The board of directors considers the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

During the course of such valuation process, whenever possible, privately-issued equity and debt investments are valued using comparisons of valuation ratios of the portfolio companies that issued such equity and debt securities to any peer companies that are publicly traded. The value derived from this analysis is then discounted to reflect the illiquid nature of the investment. The Company also utilizes comparative information such as acquisition transactions, public offerings or subsequent equity sales to corroborate its valuations. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments in privately-issued securities may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.

Factors that the Company may take into account in fair value pricing its investments include, as relevant, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, the nature and realizable value of any collateral and other relevant factors.

Unless otherwise determined by the board of directors, securities that are convertible into or otherwise will become publicly traded (e.g., through subsequent registration or expiration of a restriction on trading) will be valued through the process described above, using a valuation based on the market value of the publicly traded security less

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

a discount. The discount will initially be equal in amount to the discount negotiated at the time of purchase. To the extent that such securities are convertible or otherwise become publicly traded within a time frame that may be reasonably determined, KAFA will determine an applicable discount in accordance with a methodology approved by the Valuation Committee.

SFAS No. 157.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards, Fair Value Measurements (“SFAS” No. 157). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

As of December 1, 2007, the Company adopted SFAS No. 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have any material effect on the Company’s net asset value.

At November 30, 2008, the Company held 70.5% of its net assets applicable to common stockholders (51.6% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at November 30, 2008 was $114,708 (See Note 7 — Restricted Securities).

At November 30, 2007, the Company held 80.7% of its net assets applicable to common stockholders (55.6% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at November 30, 2007 was $197,733 (See Note 7 — Restricted Securities).

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

The following table sets forth the Company’s estimated return of capital for distributions received from its public and private MLPs, both as a percentage of total distributions and in thousands of dollars. The return of capital portion of the distributions is a reduction to investment income and results in an equivalent reduction in the cost

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

basis of the associated investments and increases Net Realized Gains and Net Change in Unrealized Gains in each of the comparative periods.

			For the
			Period
			September 21,
			2006*
	For the Year Ended		Through
	November 30,		November 30,
	2008	2007	2006

Distributions received, estimated as return of capital portion	89%	96%	100%
Return of capital — attributable to Net Realized Gains	$7,728	$516	$1
Return of capital — attributable to Net Change in Unrealized Gains	8,682	8,195	704

Total return of capital	$16,410	$8,711	$705

*	Commencement of operations.

Based on tax reporting information received by the Company in the fourth quarter of 2008, return of capital decreased by $493. As a result, the return of capital percentage for the year ended November 30, 2008 was adjusted to 89%.

H. Investment Income — The Company records dividends and distributions on the ex-dividend date. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts to the extent that such amounts are expected to be collected. When investing in securities with payment in-kind interest, the Company will accrue interest income during the life of the security even though it will not be receiving cash as the interest is accrued. In accordance with Statement of Position 93-1, Financial Accounting and Reporting for High-Yield Debt Securities by Investment Companies, to the extent that interest income to be received is not expected to be realized, a reserve against income is established.

The Company established a full reserve of $830, which represents past due interest accrued during the first quarter 2008, against its interest receivable from its term loan investment in ProPetro Services, Inc. This amount is presented on our Consolidated Statement of Operations as bad debt expense. The Company is not currently accruing interest income on its investment in ProPetro Services, Inc.

I. Dividends to Stockholders — Dividends to common stockholders are recorded on the ex-dividend date. The estimated character of dividends made during the year may differ from their ultimate characterization for federal income tax purposes. The Company is unable to make final determinations as to the character of the dividend until after the end of the fiscal year. The Company informs its common stockholders in January following the fiscal year of the character of dividends deemed paid during the fiscal year.

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

The Company invests primarily in MLPs, which generally are treated as partnerships for federal income tax purposes. As a limited partner in the MLPs, the Company includes its allocable share of the MLP’s taxable income in computing its own taxable income. Deferred income taxes reflect (i) taxes on unrealized gains / (losses), which are attributable to the temporary differences between fair market value and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating losses. To the extent

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

the Company has a deferred tax asset, consideration is given as to whether or not a valuation allowance is required. The need to establish a valuation allowance for deferred tax assets is assessed periodically by the Company based on the criterion established by the Statement of Financial Accounting Standards, Accounting for Income Taxes (“SFAS No. 109”), that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In the assessment for a valuation allowance, consideration is given to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability (which are highly dependent on future MLP cash distributions), the duration of statutory carryforward periods and the associated risk that operating loss carryforwards may expire unused.

The Company may rely on information provided by the MLPs, which may not necessarily be timely, to estimate our state income tax provision and taxable income allocable to the MLP units held in the portfolio. Such estimates are made in good faith. From time to time, as new information becomes available, the Company modifies its estimates or assumptions regarding its income tax provision and related deferred tax liability (asset).

As of December 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date (See Note 4 — Income Taxes). The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations.

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

L. Foreign Currency Translations — The books and records of the Company are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis: (i) market value of investment securities, assets and liabilities at the rate of exchange as of the valuation date; and (ii) purchases and sales of investment securities, income and expenses at the relevant rates of exchange prevailing on the respective dates of such transactions.

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

SFAS No. 157.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards, Fair Value Measurements (“SFAS No. 157”). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

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

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers.

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

The following table presents our assets measured at fair value on a recurring basis at November 30, 2008.

One or More
		Quoted Prices in	Prices with Other	Unobservable
		Active Markets	Observable Inputs	Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long-Term Investments	$182,284	$47,588	$19,988	$114,708

The Company did not have any liabilities that were measured at fair value on a recurring basis at November 30, 2008.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended November 30, 2008.

Year Ended
November, 2008

Balance — November 30, 2007	$197,733
Transfers out of Level 3	(75,878)
Realized gains	10,096
Unrealized losses, net	(59,422)
Purchases, issuances or settlements	42,179

Balance — November 30, 2008	$114,708

The $59,422 of unrealized losses, net presented in the table above for the relate to investments that are still held at November 30, 2008, and the Company presents these unrealized losses on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).

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

	As of
	November 30,
	2008	2007

Deferred tax assets:
Organizational costs	$19	$—
Net operating loss carryforwards	4,846	581
Net unrealized losses (gains) on investment securities	28,329	(2,572)
Deferred tax liabilities:
Basis reduction of investments in MLPs	(1,824)	—

Total net deferred tax asset (liability)	$31,370	$(1,991)

At November 30, 2008 the Company had a federal net operating loss carryforward of $13,351. The federal net operating loss carryforward available is subject to limitations on annual usage. Realization of the deferred tax assets and net operating loss carryforwards are dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. If not utilized, $2,013 and $11,338 of the net operating loss carryforward will expire in 2027 and 2028, respectively. In addition, the Company has state net operating losses which total approximately $11,237. These state net operating losses begin to expire in 2014 through 2028.

The Company periodically reviews the recoverability of its deferred tax asset based on the weight of objective evidence and criteria of whether it is more likely than not that the asset would be utilized under SFAS 109. The Company’s analysis of the need for a valuation allowance considers that it has incurred a cumulative loss over the three year period ended November 30, 2008. A significant portion of the Company’s net pre-tax losses related to unrealized depreciation of investments occurred during the fiscal fourth quarter of 2008 as a result of the unprecedented decline in the overall financial, commodity and MLP markets.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

When assessing the recoverability of its deferred tax asset, significant weight was given to the Company’s forecast of future taxable income, which is based principally on the expected continuation of MLP cash distributions and interest at or near current levels. Consideration was also given to the effects of potential of additional future realized and unrealized losses on investments and the period over which these deferred tax assets can be realized, as the expiration dates for the federal tax loss carryforwards are 19 and 20 years.

Recovery of the deferred tax asset is dependent on continued payment of the MLP cash distributions at or near current levels in the future and the resultant generation of taxable income. Based on the Company’s assessment, it has determined that it is more likely than not that the net deferred tax asset will be realized through future taxable income of the appropriate character. Accordingly, no valuation allowance has been established for the Company’s net deferred tax asset.

The Company will continue to assess the need for a valuation allowance in the future. The Company will review its financial forecasts in relation to actual results and expected trends on an ongoing basis. Unexpected significant decreases in MLP cash distributions or significant further declines in the fair value of its portfolio of investments may change the Company’s assessment regarding the recoverability of its deferred tax asset and would likely result in a valuation allowance. If a valuation allowance is required to reduce the deferred tax asset in the future, it could have a material impact on the Company’s net asset value and results of operations in the period it is recorded.

As of November 30, 2008 and November 30, 2007, the identified cost of investments for federal income tax purposes was $264,473 and $335,312, respectively. The cost basis of investments includes a $13,943 and $635 reduction in basis attributable to the Company’s portion of the allocated losses from its MLP investments at November 30, 2008 and November 30, 2007, respectively. Gross unrealized appreciation and depreciation of investments for federal income tax purposes were as follows:

	November 30,	November 30,
	2008	2007

Gross unrealized appreciation of investments	$2,205	$21,716
Gross unrealized depreciation of investments	(78,069)	(5,308)

Net unrealized appreciation before tax	$(75,864)	$16,408

Components of the Company’s income tax benefit (expense) for the following comparative periods were as follows:

			For the Period
			September 21,
	For the Year Ended		2006* Through
	November 30,		November 30,
	2008	2007	2006

Current income tax expense — net investment income	$(100)	$—	$—
Deferred income tax benefit — net investment loss	2,178	581	—
Deferred income tax expense — realized gains	(4,399)	—	—
Deferred income tax benefit (expense) — unrealized losses (gains)	39,395	(2,572)	—
Deferred income tax expense — conversion to a taxable corporation	(3,810)	—	—

Income tax benefit (expense)	$33,264	$(1,991)	$—

*	Commencement of operations. The Company did not record current or deferred income taxes for its initial period of operations because there were no taxable subsidiaries and the Company met the qualifications to be treated as a RIC under the Code.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

Total income taxes were different from the amount computed by applying the federal statutory income tax rate of 35% to the net investment loss and realized and unrealized gains (losses) on investments before taxes for the year ended November 30, 2008 as follows:

Computed “expected” federal income tax benefit	$35,044
State income tax, net of federal tax benefit	2,003
Conversion to a taxable corporation	(3,810)
Other, net	27

Total income tax benefit	$33,264

For the year ended November 30, 2007, the Company’s effective tax rate of 11.5% was less than the combined federal and state tax rate of 37%, since only the income from our consolidated, wholly-owned subsidiaries was taxable. The combined federal and state rates in 2007 for each of the Company’s taxable subsidiaries ranged from 35% to 40.3%.

The Company adopted FIN 48 as of December 1, 2007, and the adoption of the interpretation did not have a material effect on the Company’s net asset value. The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Consolidated Statement of Operations. As of November 30, 2008, the Company does not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.

At November 30, 2007, when the Company was still treated as a RIC, it reported the following components of distributable earnings:

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

Base Management Fee.  The Company pays an amount equal on an annual basis to 1.75% of average total assets to KAFA as compensation for services rendered. This amount is payable each quarter after the end of the quarter. For purposes of calculating the base management fee, the “average total assets” for each quarterly period are determined by averaging the total assets at the last day of that quarter with the total assets at the last day of the

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

prior quarter (or as of the commencement of operations for the initial period if a partial quarter). Total assets (excluding deferred taxes) shall equal gross asset value (which includes assets attributable to or proceeds from the use of Leverage Instruments), minus the sum of accrued and unpaid dividends on common stock and accrued and unpaid dividends on preferred stock and accrued liabilities (other than liabilities associated with leverage and deferred taxes). Liabilities associated with leverage include the principal amount of any borrowings, commercial paper or notes that the Company may issue, the liquidation preference of outstanding preferred stock, and other liabilities from other forms of leverage such as short positions and put or call options held or written by the Company.

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

Components of the Company’s management fees for the comparative financial periods are as follows:

			For the Period
			September 21,
	For the Year Ended		2006* Through
	November 30,		November 30,
	2008	2007	2006

Base management fees	$5,126	$4,839	$799
Base management fee waivers	—	(1,088)	(228)
Incentive Capital Gains Fees	—	59	—
Net Investment Income Fee	—	—	—

Total management fees	$5,126	$3,810	$571

*	Commencement of operations.

The Company did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility. This Facility was terminated on January 31, 2008, and all amounts of principal and interest were paid in full.

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

Affiliated Investments.

Direct Fuels Partners, L.P. — At November 30, 2008, the Company held a 38% limited partnership interest in Direct Fuels Partners, L.P. (“Direct Fuels”). The Company believes that the limited partner interests of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

character of the rights of such securities. The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. Although the Company does not own any interest in the general partner of Direct Fuels, it believes that it may be an affiliate of Direct Fuels under the 1940 Act by virtue of its participation on the board of the general partner.

Plains All American, L.P. — Robert V. Sinnott is a member of the Company’s board of directors and a senior executive of Kayne Anderson Capital Advisors, L.P. (“KACALP”), the managing member of KAFA. Mr. Sinnott also serves as a director on the board of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P. Members of senior management of KACALP and KAFA and various affiliated funds managed by KACALP own units of Plains All American GP LLC. Various advisory clients of KACALP and KAFA, including the Company, own units in Plains All American Pipeline, L.P. The Company believes that it is an affiliate of Plains All American, L.P. under the 1940 Act by virtue of the ownership interests in the general partner by our affiliates.

Quest Midstream Partners, L.P. — At November 30, 2008, the Company held a 2.5% limited partnership interest in Quest Midstream Partners, L.P. (“Quest”). The Company believes that the limited partner interests of Quest should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Executive Vice Presidents serves as a director on the board of the general partner for Quest. Although the Company does not own any interest in the general partner of Quest, it believes that it may be an affiliate of Quest under the 1940 Act by virtue of its participation on the board of the general partner.

VantaCore Partners LP — At November 30, 2008, the Company held a 39% limited partnership interest in VantaCore Partners LP (“VantaCore”). The Company believes that the limited partner interests of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Senior Vice Presidents serves as a director on the board of the general partner for VantaCore. Although the Company does not own any interest in the general partner of VantaCore, it believes that it may be an affiliate of VantaCore under the 1940 Act by virtue of its participation on the board of the general partner.

Non-Affiliated Investments.

International Resource Partners LP — At November 30, 2008, the Company held a 28% limited partnership interest in International Resource Partners LP (“IRI”). The Company believes that the limited partner interests of IRI should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company does not have a member of its management team serving as a director on the board of the general partner for IRI. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRI. Accordingly, the Company believes that it is not an affiliate of IRI under the 1940 Act.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

6.	INVESTMENT TRANSACTIONS

The following table sets forth the Company’s purchases and sales of securities, exclusive of short-term investments other than U.S. Treasuries, for each comparative period.

			For the Period
			September 21,
	For the Year Ended		2006* Through
	November 30,		November 30,
	2008	2007	2006

Securities purchased, excluding U.S. Treasuries	$76,043	$278,923	$102,578
Purchases of U.S. Treasuries	—	39,500	—

Total securities purchased	$76,043	$318,423	$102,578

Securities sold, excluding U.S. Treasuries	$110,074	$64,736	$3,153
Sales of U.S. Treasuries	14,250	25,457	—

Total securities sold	$124,324	$90,193	$3,153

*	Commencement of operations.

7.	RESTRICTED SECURITIES

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

At November 30, 2008, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)	Cost	Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C.	Class D Units	(1)	76	$2,000	$750	$9.85	0.5%	0.3%
Direct Fuels Partners, L.P.(2)	Class A Common Units	(3)	2,500	45,048	37,500	15.00	23.0	16.9
Eagle Rock Energy Partners, L.P.	Common Units	(1)	1,013	13,233	7,754	7.65	4.8	3.5
Eagle Rock Energy Partners, L.P.	Common Units	(1)	582	6,989	4,069	6.99	2.5	1.8
International Resource Partners LP(4)	Class A Units	(3)	1,500	27,234	24,000	16.00	14.8	10.8
ProPetro Services, Inc.	Warrants	(3)	2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Term Loan	(3)	$35,000	32,550	10,000	n/a	6.1	4.5
Quest Midstream Partners, L.P.	Common Units	(3)	350	6,625	4,637	13.25	2.8	2.1
VantaCore Partners LP(5)	Class A Common Units	(3)	1,465	27,526	25,998	17.75	16.0	11.7

Total of securities valued in accordance with procedures established by the board of directors(6)				$163.674	$114,708		70.5%	51.6%

Athabasca Oil Sands Corp.	Corporate Bond		$2,500	$2,434	$1,873	n/a	1.2%	0.9%
Dresser, Inc.	Term Loan		$5,000	4,805	3,150	n/a	1.9	1.4
Energy Future Holdings Corp.	Term Loan		$2,500	1,967	1,725	n/a	1.1	0.8
Hilcorp Energy Company	Corporate Bond		$4,000	3,811	2,860	n/a	1.8	1.3
Knight, Inc.	Corporate Bond		$7,530	7,055	6,024	n/a	3.7	2.7
Stallion Oilfield Services Ltd.	Term Loan		$5,000	4,922	2,625	n/a	1.6	1.2
Targa Resources, Inc.	Corporate Bond		$2,155	2,192	1,185	n/a	0.7	0.5
Targa Resources Investments, Inc.	Term Loan		$1,046	760	471	n/a	0.3	0.2
Trident Resources Corp.	Warrants		100	411	75	$0.75	0.0	0.0

Total of securities valued by prices provided by market maker or independent pricing service(3)(7)				$28,357	$19,988		12.3%	9.0%

Total of all restricted securities				$192,031	$134,696		82.8%	60.6%

(1)	Unregistered security of a publicly-traded company.

(2)	The Company’s investment in Direct Fuels Partners, L.P. includes 200 incentive distribution rights (20% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(3)	Unregistered security of a private company.

(4)	The Company’s investment in International Resource Partners LP includes 10 incentive distribution rights (10% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(5)	The Company’s investment in VantaCore Partners LP includes 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(6)	Restricted securities that represent Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(7)	Restricted securities that represent Level 2 categorization under SFAS No. 157. Securities with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank, principal market maker or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies. These securities have limited trading volume and are not listed on a national exchange.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

At November 30, 2007, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)	Cost	Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Atlas Energy Resources, LLC	Common Units	(1)(2)(3)	91	$2,211	$2,706	$29.72	1.1%	0.8%
Atlas Energy Resources, LLC	Common Units	(1)(2)	40	995	1,199	30.15	0.5	0.3
BreitBurn Energy Partners L.P.	Common Units	(2)	73	2,271	2,102	28.89	0.9	0.6
Constellation Energy Partners LLC	Common Units	(1)(2)(4)	36	1,236	1,217	33.40	0.5	0.3
Constellation Energy Partners LLC	Common Units	(1)(2)	29	1,001	967	33.56	0.5	0.3
Copano Energy, L.L.C.	Common Units	(1)(2)	72	2,500	2,590	35.91	1.1	0.7
Direct Fuels Partners, L.P(5)	Class B Common Units	(6)	2,500	44,109	46,675	18.67	19.0	13.1
Direct Fuels Partners, L.P.	Class A Warrants	(6)	2,500	4,700	4,575	1.83	1.9	1.3
International Resource Partners LP(7)	Class A Units	(6)	1,500	29,393	30,000	20.00	12.2	8.4
Millennium Midstream Partners, LP(8)	Class B Common Units	(6)	2,375	40,635	44,223	18.62	18.0	12.4
Millennium Midstream Partners, LP	Class A Warrants	(6)	2,375	3,919	3,278	1.38	1.3	0.9
ProPetro Services, Inc.	Warrants	(6)	2,905	2,469	109	0.04	—	—
ProPetro Services, Inc.	Term Loan	(6)	$35,000	32,092	34,326	n/a	14.0	9.7
Quest Midstream Partners, L.P.	Common Units	(6)	350	7,000	7,000	20.00	2.9	2.1
VantaCore Partners LP(9)	Class A Common Units	(1)(6)	91	1,770	1,916	21.00	0.8	0.5
VantaCore Partners LP	Convertible Note	(6)	$7,000	7,030	7,350	n/a	3.0	2.1
VantaCore Partners LP	Term Loan	(6)	$7,500	7,500	7,500	n/a	3.0	2.1

Total of securities valued in accordance with procedures established by the board of directors(10)				$190,831	$197,733		80.7%	55.6%

Beryl Oil and Gas LP	Term Loan	(6)	$2,933	$2,960	$2,890	n/a	1.2%	0.8%
CDX Funding, LLC	Term Loan	(6)	$4,550	4,645	4,345	n/a	1.8	1.2
Dresser, Inc.	Term Loan	(6)	$5,000	4,775	4,800	n/a	2.0	1.4
Knight, Inc.	Preferred Stock	(6)	5	5,031	4,965	n/a	2.0	1.4
SandRidge Energy Inc.	Bridge Loan	(6)	$5,700	5,699	5,700	n/a	2.3	1.6
Seitel, Inc.	Corporate Bond	(6)	$2,000	1,972	1,730	n/a	0.7	0.5
SemGroup, L.P.	Corporate Bond	(6)	$9,000	8,935	8,595	n/a	3.5	2.4
Stallion Oilfield Services Ltd.	Term Loan	(6)	$5,000	4,906	4,925	n/a	2.0	1.4
Targa Resources, Inc.	Corporate Bond	(6)	$4,580	4,604	4,488	n/a	1.8	1.3
Targa Resources, Inc.	Letter of Credit	(6)	$1,664	1,660	1,637	n/a	0.7	0.5
Targa Resources, Inc.	Term Loan	(6)	$2,983	3,001	2,934	n/a	1.2	0.8
Trident Resources Corp.	Warrants	(6)	100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service(11)				$48,599	$47,084		19.2%	13.3%

Total of all restricted securities				$239,430	$244,817		99.9%	68.9%

(1)	Security subject to lock-up agreement.

(2)	Unregistered security of a publicly-traded company.

(3)	These exchange listed Common Units were converted from Class D units on November 14, 2007.

(4)	These exchange listed Common Units were converted from Class F units on November 12, 2007.

(5)	The Company’s investment in Direct Fuels Partners, L.P. includes 200 incentive distribution rights (20% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(6)	Unregistered security of a private company.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

(7)	The Company’s investment in International Resource Partners LP includes 10 incentive distribution rights (10% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(8)	The Company’s investment in Millennium Midstream Partners, LP includes 212 incentive distribution rights (21% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(9)	The Company’s investment in VantaCore Partners LP includes 1,422 incentive distribution rights (14% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(10)	Restricted securities where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(11)	Restricted securities that represent Level 2 categorization under SFAS No. 157. Securities with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank, principal market maker or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies. These securities have limited trading volume and are not listed on a national exchange.

8.	SENIOR SECURED AND TREASURY SECURED REVOLVING CREDIT FACILITIES

On June 4, 2007, the Company established two credit facilities totaling $200,000. Unless otherwise terminated in advance, the two credit facilities terminate no later than June 4, 2010. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has availability of $100,000 with the ability to increase availability to $250,000. Interest on the Investment Facility is charged at LIBOR plus 125 basis points or the prime rate plus 25 basis points. The second facility, the Treasury Secured Revolving Credit Facility (the “Treasury Facility”) permitted the Company to borrow up to $100,000 and invest the proceeds in U.S. government securities. Interest on the Treasury Facility was charged at LIBOR plus 20 basis points or the prime rate.

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

On September 19, 2008, the Company amended its Investment Facility to modify the calculation of its borrowing base. The modification was driven by the Company’s stated strategy to increase its portfolio of private MLPs and decrease its holdings of private debt securities.

Investment Facility — The obligations under the Investment Facility are collateralized by substantially all of the Company’s assets (excluding investments in U.S. government securities), and are guaranteed by any of the Company’s future subsidiaries, other than special purpose subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio, on a consolidated basis, of total assets less liabilities (other than indebtedness) to aggregate indebtedness (excluding non-recourse indebtedness of special purpose subsidiaries) of the Company and its subsidiaries, of not less than 2.50:1.0, (b) maintaining the value of the portion of the Company’s portfolio that can be converted into cash within specified time periods and valuations at no less than 10% of the principal amount outstanding under the Investment Facility (less fully cash collateralized letters of credit) during any period when adjusted outstanding principal amounts exceed a specified threshold percentage of the Company’s adjusted borrowing base, (c) maintaining consolidated net assets at each fiscal quarter end of not less than the greater of: 40% of the consolidated total assets of the Company and its subsidiaries, and $100,000 plus 25% of the net proceeds from any sales of equity

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

securities by the Company and its subsidiaries subsequent to the closing of the Investment Facility, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends and other specified restricted payments, (h) limitations on disposition of assets, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiaries, (k) limitations on sale and leaseback transactions, (l) limitations on specified hedging transactions, (m) limitations on changes in accounting treatment and reporting practices, (n) limitations on specified amendments to the Company’s investment management agreement during the continuance of a default, (o) limitations on the aggregate amount of unfunded commitments, and (p) limitations on establishing deposit, securities or similar accounts not subject to control agreements in favor of the lenders. The Investment Facility also contains customary representations and warranties and events of default.

Under the terms of the Investment Facility, non-performing investments could reduce the Company’s borrowing base and could cause the Company to be in default under the terms of its loans under the Investment Facility. Debt investments are generally characterized as non-performing if such investments are in default of any payment obligations and MLP equity investments are generally characterized as non-performing if such investments fail to pay distributions, in their most recent fiscal quarter, that are greater than 80% of their minimum quarterly distribution amount.

Under the terms of the Investment Facility, if borrowings exceed 90% of borrowing base, the Company is restricted in paying dividends to stockholders to no more than the amount of Distributable Cash Flow for the current and prior three quarters.

As of November 30, 2008, the Company had $57,000 of borrowings under its Investment Facility at an interest rate of 4.25% and had a borrowing base of $71,133 (80.1% of borrowing base). The maximum amount that the Company can borrow under its Investment Facility is limited to the lesser of the commitment amount of $100,000 and its borrowing base.

As of November 30, 2008, the Company was in compliance with all financial and operational covenants required by the Investment Facility.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(amounts in 000’s, except per share amounts)

9.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the years ended November 30, 2008 and 2007 and the period September 21, 2006 (inception) to November 30, 2006.

	November 30,	November 30,	November 30,
	2008	2007	2006

Per Share of Common Stock
Net asset value, beginning of period	$24.39	$24.19	$23.32

Income (Loss) from Operations(1)
Net investment income (loss)	(0.35)	0.36	0.09
Net realized and unrealized gain (loss) on investments	(5.89)	1.18	0.78
Net change in unrealized losses — conversion to taxable corporation	(0.38)	—	—

Total income (loss) from investment operations	(6.62)	1.54	0.87

Dividends and Distributions(2)
Dividends	—	(0.95)	—
Distributions from net realized long-term capital gains	—	(0.15)	—
Distributions — return of capital	(1.67)	(0.24)	—

Total Dividends and Distributions	(1.67)	(1.34)	—

Net asset value, end of period	$16.10	$24.39	$24.19

Market value per share, end of period	$9.63	$23.14	$22.32

Total investment return based on market value(3)	(54.8)%	9.3%	(10.7)%

Supplemental Data and Ratios(4)
Net assets, end of period	$162,687	$245,133	$241,914
Ratio of expenses to average net assets:(5)
Excluding investment management fee waivers, deferred income taxes, interest expense and bad debt expense	3.5%	2.8%	3.1%
Excluding investment management fee waivers, deferred income taxes and bad debt expense	5.5%	3.8%	3.1%
Including investment management fee waivers, deferred income taxes and bad debt expense	(9.6)%	4.2%	2.6%
Ratio of net investment income (loss) to average net assets	(1.6)%	1.5%	1.9%
Net increase (decrease) in net assets resulting from operations to average net assets	(31.1)%	6.2%	3.7	%(6)
Portfolio turnover rate	27.0%	28.8%	5.6	%(6)
Average amount of borrowings outstanding under the Credit Facilities	$75,563	$32,584	—
Average amount of borrowings outstanding per share of common stock during the period	$7.50	$3.25	—

(1)	Based on average shares of common stock outstanding of 10,073,398 for the year ended November 30, 2008, 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

(2)	The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal years ended November 30, 2008 and 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

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

(4)	Unless otherwise noted, ratios are annualized.

(5)	The following table sets forth the components of the ratio of expenses to average total assets and average net assets.

	Ratio of Expense to:
	Average Total Assets			Average Net Assets
	as of November 30,			as of November 30,
	2008	2007	2006	2008	2007	2006

Management fees	1.7%	1.7%	1.6%	2.4%	2.0%	1.7%
Other expenses	0.8	0.7	1.3	1.1	0.8	1.4

Total expenses — excluding management fee waivers, income taxes, interest expense and bad debt expense	2.5%	2.4%	2.9%	3.5%	2.8%	3.1%
Interest expense	1.4	0.9	—	2.0	1.0	—

Total expenses — excluding management fee waivers, income taxes and bad debt expense	3.9%	3.3%	2.9%	5.5%	3.8%	3.1%
Management fee waivers	—	(0.4)	(0.4)	—	(0.4)	(0.5)
Bad debt expense	0.3	—	—	0.4	—	—
Tax expense (benefit)	(11.1)	0.7	—	(15.5)	0.8	—

Total expenses — including management fee waivers, income taxes and bad debt expense	(6.9)%	3.6%	2.5%	(9.6)%	4.2%	2.6%

Average total assets	$302,007	$290,922	$246,802
Average net assets				$214,818	$248,734	$235,199

(6)	Not annualized.

10.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. Transactions in common shares for the year ended November 30, 2008 were as follows:

Shares outstanding at November 30, 2007	10,050,446
Shares issued through reinvestment of distributions	52,540

Shares outstanding at November 30, 2008	10,102,986

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS — (CONCLUDED)
(amounts in 000’s, except share and per share amounts)

11.	UNAUDITED INTERIM FINANCIAL DATA

Set forth below is unaudited interim consolidated financial information for the periods covered by these consolidated financial statements.

	For the Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2008	2008	2008	2008

Net dividends and distributions	$155	$168	$1,141	$597
Interest income	2,501	1,021	733	657
Total investment income	2,656	1,189	1,874	1,254
Net investment loss	(638)	(1,518)	(650)	(726)
Net realized gains (losses)	1,310	881	(4,000)	9,292
Net change in unrealized gains (losses)	(6,400)	5,796	(4,384)	(65,826)
Net increase (decrease) in net assets resulting from operations	(5,728)	5,159	(9,034)	(57,260)
Total income (loss) from operations, per share	$(0.57)	$0.51	$(0.89)	$(5.67)

	For the Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2007	2007	2007	2007

Net dividends and distributions	$88	$189	$249	$(52)
Interest income	2,702	2,816	2,574	2,930
Total investment income	2,790	3,005	2,823	2,878
Net investment income (loss)	1,423	1,568	1,004	(389)
Net realized gains	901	2,243	400	1,979
Net change in unrealized gains (losses)	8,076	4,486	(6,146)	(165)
Net increase (decrease) in net assets resulting from operations	10,400	8,297	(4,742)	1,425
Total income (loss) from operations, per share	$1.04	$0.83	$(0.47)	$0.14

12.	SUBSEQUENT EVENTS

On January 8, 2009, the Company declared its quarterly dividend of $0.35 per common share for the period September 1, 2008 to November 30, 2008. The dividend was paid on January 29, 2009 to shareholders of record on January 16, 2009.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2009.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

By:	/s/ Kevin S. McCarthy
Kevin S. McCarthy
Chairman of the Board of Directors,
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin S. McCarthy, David J. Shladovsky and David A. Hearth, and each of them severally, his or her true and lawful attorney-in-fact, with the power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2008 and any and all amendments hereto, and to file the same, with exhibits thereto and other documents in connection therewith, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin S. McCarthy Kevin S. McCarthy	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2009

/s/ Terry A. Hart Terry A. Hart	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 13, 2009

/s/ William R. Cordes William R. Cordes	Director	February 13, 2009

/s/ Barry R. Pearl Barry R. Pearl	Director	February 13, 2009

/s/ Albert L. Richey Albert L. Richey	Director	February 13, 2009

/s/ Robert V. Sinnott Robert V. Sinnott	Director	February 13, 2009

/s/ William L. Thacker William L. Thacker	Director	February 13, 2009

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
PRIVACY NOTICE
(UNAUDITED)

Kayne Anderson Energy Development Company (the “Company”) considers privacy to be fundamental to our relationship with our stockholders. We are committed to maintaining the confidentiality, integrity and security of the non-public personal information of our stockholders and potential investors. Accordingly, we have developed internal policies to protect confidentiality while allowing stockholders’ needs to be met. This notice applies to former as well as current stockholders and potential investors who provide us with nonpublic personal information.

We may collect several types of nonpublic personal information about stockholders or potential investors, including:

•	Information from forms that you may fill out and send to us or one of our affiliates or service providers in connection with an investment in the Company (such as name, address, and social security number).

•	Information you may give orally to us or one of our affiliates or service providers.

•	Information about your transactions with us, our affiliates, or other third parties, such as the amount stockholders have invested in the Company.

•	Information about any bank account stockholders or potential investors may use for transfers between a bank account and an account that holds or is expected to hold shares of our stock.

•	Information collected through an Internet “cookie” (an information collecting device from a web server based on your use of a web site).

We may disclose all of the information we collect, as described above, to certain nonaffiliated third parties such as attorneys, accountants, auditors and persons or entities that are assessing our compliance with industry standards. Such third parties are required to uphold and maintain our privacy policy when handling your nonpublic personal information.

We may disclose information about stockholders or potential investors at their request. We will not sell or disclose your nonpublic personal information to anyone except as disclosed above or as otherwise permitted or required by law.

Within the Company and our affiliates, access to information about stockholders and potential investors is restricted to those personnel who need to know the information to service stockholder accounts. The personnel of the Company and our affiliates have been instructed to follow our procedures to protect the privacy of your information.

We reserve the right to change this privacy notice in the future. Except as described in this privacy notice, we will not use your personal information for any other purpose unless we inform you how such information will be used at the time you disclose it or we obtain your permission to do so.

Directors and Corporate Officers
Kevin S. McCarthy	Chairman of the Board of Directors, President and Chief Executive Officer
William R. Cordes	Director
Barry R. Pearl	Director
Albert L. Richey	Director
Robert V. Sinnott	Director
William L. Thacker	Director
Terry A. Hart	Chief Financial Officer and Treasurer
David J. Shladovsky	Chief Compliance Officer and Secretary
J.C. Frey	Executive Vice President, Assistant Secretary and Assistant Treasurer
James C. Baker	Executive Vice President
Ron M. Logan, Jr.	Senior Vice President

Investment Adviser	Administrator
KA Fund Advisors, LLC 717 Texas Avenue, Suite 3100 Houston, TX 77002	Bear Stearns Funds Management Inc. — a J.P. Morgan Company 237 Park Avenue New York, NY 10017

1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	Stock Transfer Agent and Registrar American Stock Transfer & Trust Company 59 Maiden Lane New York, NY 10038

Custodian	Independent Registered Public Accounting Firm
Custodial Trust Company — a J.P. Morgan Company 101 Carnegie Center Princeton, NJ 08540	PricewaterhouseCoopers LLP 350 South Grand Avenue Los Angeles, CA 90071
Legal Counsel
Paul, Hastings, Janofsky & Walker LLP 55 Second Street, 24th Floor San Francisco, CA 94105

For stockholder inquiries, registered stockholders should call (800) 937-5449. For general inquiries, please call (888) 533-1232/KED-1BDC; or visit us on the web at http://www.kaynefunds.com.