Form 10-Q
period 2009-02-28
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2009-04-09
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009
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

Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,102,986 shares outstanding as of March 31, 2009.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF FEBRUARY 28, 2009
(amounts in 000’s)
(UNAUDITED)

	No. of
Description	Shares/Units	Value

Long-Term Investments — 108.3%
Equity Investments(a) — 93.5%
United States — 93.5%
Publicly Traded MLP and MLP Affiliate(b) — 34.2%
Atlas Energy Resources, LLC	124	$1,649
Atlas Pipeline Partners, L.P.	55	314
BreitBurn Energy Partners L.P.	47	293
Calumet Specialty Products Partners, L.P.	67	804
Capital Product Partners L.P.	40	273
Constellation Energy Partners LLC	19	36
Copano Energy, L.L.C. — Unregistered, Class D Units(c)	76	928
Copano Energy, L.L.C.	75	1,068
Crosstex Energy, L.P.	152	525
DCP Midstream Partners, LP.	72	779
Duncan Energy Partners L.P.	20	334
Eagle Rock Energy Partners, L.P.	26	121
Eagle Rock Energy Partners, L.P. — Unregistered(c)(d)(e)	1,530	6,828
Enbridge Energy Management, L.L.C.(f)	25	689
Enbridge Energy Partners L.P.	106	3,031
Energy Transfer Equity, L.P.	112	2,199
Energy Transfer Partners, L.P.	57	2,068
Enterprise Products Partners L.P.	249	5,378
Exterran Partners, L.P.	83	1,014
Global Partners LP.	140	1,498
Hiland Partners, LP	16	119
Inergy Holdings, L.P.	20	558
Inergy, L.P.	89	2,002
Kinder Morgan Management, LLC(f)	35	1,452
K-Sea Transportation Partners L.P.	11	190
Magellan Midstream Holdings, L.P.	115	1,837
MarkWest Energy Partners, L.P.	77	829
Martin Midstream Partners L.P.	59	1,098
Navios Maritime Partners L.P.	20	153
ONEOK Partners, L.P.	42	1,778
OSG America L.P.	47	312
Penn Virginia Resource Partners, L.P.	38	440
Plains All American Pipeline, L.P.(g)	103	3,961

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF FEBRUARY 28, 2009
(amounts in 000’s)
(UNAUDITED)

	No. of
Description	Shares/Units	Value

Publicly Traded MLP and MLP Affiliate(b) — (Continued)
Quicksilver Gas Services LP	18	$215
Regency Energy Partners LP	66	681
Targa Resources Partners LP	86	724
TC PipeLines, LP	58	1,507
Teekay LNG Partners L.P.	83	1,534
Teekay Offshore Partners L.P.	59	702
TEPPCO Partners, L.P.	61	1,396
Williams Partners L.P.	113	1,242

		52,559

Private MLP(c)(h) — 59.3%
Direct Fuels Partners, L.P.(g)	2,500	37,500
International Resource Partners LP	1,500	24,750
Quest Midstream Partners, L.P.(g)	350	2,625
VantaCore Partners LP(g)	1,465	26,364

		91,239

Other Private Equity(h) — 0.0%
ProPetro Services, Inc. — Warrants(c)(i)	2,905	—
Trident Resources Corp. — Warrants(j)	100	75

		75

Total Equity Investments (Cost $200,780)		143,873

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF FEBRUARY 28, 2009
(amounts in 000’s)
(UNAUDITED)

	Interest		Maturity	Principal
Description	Rate		Date	Amount	Value

Fixed Income Investments(h) — 14.8%
United States — 13.8%
Midstream — 6.1%
DCP Midstream, LLC	9.75%		3/15/19	$1,000	$969
Knight, Inc.	6.50		9/01/12	7,530	7,078
Targa Resources, Inc.	8.50		11/01/13	2,155	1,358

					9,405

Upstream — 2.0%
Hilcorp Energy Company	7.75		11/01/15	4,000	3,060

Oilfield Services — 4.7%
Dresser, Inc.	(k	)	5/04/15	5,000	2,050
ProPetro Services, Inc.(c)	(l	)	2/15/13	35,000	4,500
Stallion Oilfield Services Ltd.	(m	)	7/18/12	5,000	750

					7,300

Other — 1.0%
Energy Future Holdings Corp.	(n	)	10/10/14	2,487	1,502

Total United States (Cost $58,446)					21,267

Canada(o) — 1.0%
Upstream — 1.0%
Athabasca Oil Sands Corp.(Cost $2,434)	13.00		7/30/11	2,500	1,488

Total Fixed Income Investments (Cost $60,880)					22,755

Total Long-Term Investments (Cost $261,660)					166,628

Short-Term Investments — 3.3%
Repurchase Agreements — 3.3%
J.P. Morgan Securities Inc. (Agreements dated 2/27/2009 to be repurchased at $5,063), collateralized by $5,218 in U.S. Treasury notes (Cost $5,063)	0.18		3/02/09		5,063

Total Investments — 111.6% (Cost $266,723)					171,691

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF FEBRUARY 28, 2009
(amounts in 000’s)
(UNAUDITED)

	No. of
Description	Contracts	Value

Liabilities
Call Option Contracts Written(p)
United States
Publicly Traded MLP and MLP Affiliate
Penn Virginia Resource Partners, L.P., call option expiring 03/21/09 @ $15.00	125	$(1)
Williams Partners L.P., call option expiring 03/21/09 @ $17.50	35	—

Total Call Option Contracts Written (Premiums received $18)		(1)
Senior Secured Revolving Credit Facility Borrowings		(52,000)
Other Liabilities		(2,282)

Total Liabilities		(54,283)
Other Assets		36,414

Total Liabilities in Excess of Other Assets		(17,869)

Net Assets		$153,822

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Unless otherwise noted, security is not treated as a qualifying asset under the 1940 Act. The Company determines if at least 70% of its total assets (excluding deferred tax assets) are qualifying assets under the 1940 Act no less frequently than quarterly. As of February 28, 2009, the percentage of the Company’s total assets (excluding deferred tax assets) that are qualifying assets was 72.1%.

(c)	Fair valued and restricted security (see Notes 2, 3 and 8).

(d)	Security is treated as a qualifying asset under the 1940 Act.

(e)	The Company’s investment in Eagle Rock Energy Partners, L.P. consists of 1,530 unregistered common units, of which 517 unregistered common units ($2,158 fair value at February 28, 2009) were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P.

(f)	Distributions are paid in-kind.

(g)	The Company believes that it is an affiliate of Plains All American, L.P., and that it may be an affiliate of Direct Fuels Partners, L.P., VantaCore Partners LP, and Quest Midstream Partners, L.P. (see Note 5).

(h)	Unless otherwise noted, security is treated as a qualifying asset under the 1940 Act.

(i)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(j)	Warrants are non-income producing and expire on November 30, 2013.

(k)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (6.99% as of February 28, 2009).

(l)	Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 900 basis points, but the Company is not accruing interest income on this security (see Note 2 — Investment Income).

(m)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 650 basis points (7.74% as of February 28, 2009).

(n)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 350 basis points (3.95% as of February 28, 2009). Energy Future Holdings Corp., formerly TXU Corp., is a privately-held energy company with a portfolio of competitive and regulated energy subsidiaries, including TXU Energy, Oncor and Luminant.

(o)	Security is not treated as a qualifying asset under the 1940 Act.

(p)	Security is non-income producing.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

(c)	Fair valued and restricted security (see Notes 2, 3 and 8).

(d)	Security is treated as a qualifying asset under the 1940 Act.

(e)	The Company’s investment in Eagle Rock Energy Partners, L.P. consists of 1,595 unregistered common units, of which 582 unregistered common units ($4,069 fair value at November 30, 2008) were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, LP.

(f)	Distributions are paid in-kind.

(g)	The Company believes that it is an affiliate of Plains All American, L.P., and that it may be an affiliate of Direct Fuels Partners, L.P., VantaCore Partners LP and Quest Midstream Partners, L.P. (see Note 5).

(h)	Unless otherwise noted, security is treated as a qualifying asset under the 1940 Act.

(i)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(j)	Warrants are non-income producing and expire on November 30, 2013.

(k)	Floating rate senior secured term loan facility. Interest is paid in-kind at a rate of LIBOR + 500 basis points (9.11% as of November 30, 2008)

(l)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (7.99% as of November 30, 2008).

(m)	Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 900 basis points, but the Company is not accruing interest income on this security (see Note 2 — Investment Income).

(n)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 600 basis points (8.51% as of November 30, 2008).

(o)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 350 basis points (5.27% as of November 30, 2008). Energy Future Holdings Corp., formerly TXU Corp., is a privately-held energy company with a portfolio of competitive and regulated energy subsidiaries, including TXU Energy, Oncor and Luminant.

(p)	Security is not treated as a qualifying asset under the 1940 Act.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	February 28,
	2009	November 30,
	(Unaudited)	2008

ASSETS
Investments, at fair value:
Non-affiliated (Cost — $180,063 and $188,740, respectively)	$96,178	$110,635
Affiliated (Cost — $81,597 and $83,351, respectively)	70,450	71,649
Repurchase agreements (Cost — $5,063 and $6,325, respectively)	5,063	6,325

Total investments (Cost — $266,723 and $278,416, respectively)	171,691	188,609
Deposits with brokers	141	123
Deferred income tax asset	34,334	31,370
Receivable for securities sold	639	688
Interest, dividends and distributions receivable, net	581	403
Debt issuance costs, prepaid expenses and other assets	719	981

Total Assets	208,105	222,174

LIABILITIES
Senior secured revolving credit facility	52,000	57,000
Payable for securities purchased	502	60
Investment management fee payable	779	1,074
Current income tax payable	100	100
Call option contracts written, at fair value (Premiums received — $18)	1	—
Accrued directors’ fees and expenses	76	76
Accrued expenses and other liabilities	825	1,177

Total Liabilities	54,283	59,487

NET ASSETS	$153,822	$162,687

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at February 28, 2009 and November 30, 2008; 10,102,986 shares issued and outstanding at February 28, 2009 and November 30, 2008)	$10	$10
Paid-in capital	212,417	215,953
Accumulated net investment loss, net of income taxes, less dividends	(4,287)	(3,942)
Accumulated net realized gains on investments, net of income taxes	5,823	7,464
Net unrealized losses on investments, net of income taxes	(60,141)	(56,798)

NET ASSETS	$153,822	$162,687

NET ASSET VALUE PER SHARE	$15.23	$16.10

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)
(UNAUDITED)

	Three Months Ended
	February 28,	February 29,
	2009	2008

INVESTMENT INCOME
Income
Dividends and Distributions:
Non-affiliated investments	$2,678	$1,936
Affiliated investments	1,949	2,541

Total dividends and distributions	4,627	4,477
Return of capital	(4,124)	(4,322)

Net dividends and distributions	503	155

Interest and other income:
Non-affiliated investments	730	2,405
Affiliated investments	—	96

Total interest and other income	730	2,501

Total investment income	1,233	2,656

Expenses
Base investment management fees	777	1,380
Professional fees	224	260
Directors’ fees	75	72
Administration fees	53	55
Insurance	37	37
Custodian fees	15	20
Other expenses	205	183

Total Expenses — Before Interest Expense	1,386	2,007
Interest expense	384	1,684

Total Expenses	1,770	3,691

Net Investment Loss — Before Income Taxes	(537)	(1,035)
Deferred income tax benefit	192	397

Net Investment Loss	(345)	(638)

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains (Losses)
Investments	(2,547)	2,086
Foreign currency transactions	(6)	—
Deferred income tax benefit (expense)	912	(776)

Net Realized Gains (Losses)	(1,641)	1,310

Net Change in Unrealized Gains (Losses)
Investments	(5,222)	(4,096)
Foreign currency translations	2	—
Options	17	—
Deferred income tax benefit	1,860	1,524
Deferred income tax expense — conversion to a taxable corporation	—	(3,828)

Net Change in Unrealized Losses	(3,343)	(6,400)

Net Realized and Unrealized Losses	(4,984)	(5,090)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(5,329)	$(5,728)

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

	Three Months
	Ended		For the Year
	February 28,		Ended
	2009		November 30,
	(Unaudited)		2008

OPERATIONS
Net investment loss	$(345)		$(3,532)
Net realized gains (losses)	(1,641)		7,483
Net change in unrealized losses	(3,343)		(67,004)
Net change in unrealized losses — conversion to taxable corporation	—		(3,810)

Net Decrease in Net Assets Resulting from Operations	(5,329)		(66,863)

DIVIDENDS AND DISTRIBUTIONS
Dividends	—		—
Distributions — return of capital	(3,536	)(1)	(16,766	)(2)

Dividends and Distributions	(3,536)		(16,766)

CAPITAL STOCK TRANSACTIONS
Issuance of 52,540 shares of common stock from reinvestment of dividends	—		1,183

Increase in Net Assets from Capital Stock Transactions	—		1,183

Total Decrease in Net Assets	(8,865)		(82,446)

NET ASSETS
Beginning of period	162,687		245,133

End of period	$153,822		$162,687

(1)	This is an estimate of the characterization of a portion of the total distributions paid to common stockholders for the three months ended February 28, 2009 as either a dividend (ordinary income) or distribution (return of capital). This estimate is based on the Company’s operating results during the period. The actual characterization of the common stock distributions made during the current year will not be determinable until after the end of the fiscal year when the Company can determine earnings and profits and, therefore, it may differ from the preliminary estimates.

(2)	The information presented in each of these items is a characterization of a portion of the total distributions paid to common stockholders for the fiscal year ended November 30, 2008 as either dividends (ordinary income) or distributions (return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)
(UNAUDITED)

	Three Months Ended
	February 28,	February 29,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(5,329)	$(5,728)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(4,706)	(11,784)
Sale of U.S. Treasury Bills	—	14,250
Proceeds from sale of long-term investments	8,632	37,901
Sale of short-term investments, net	1,262	2,712
Realized losses (gains) on investments	2,553	(2,086)
Return of capital distributions	4,124	4,322
Unrealized losses on investments	5,203	4,096
Deferred income tax provision (benefit)	(2,964)	2,683
Accretion of bond discount	(166)	(172)
Increase in deposits with brokers	(18)	(1)
Decrease (increase) in receivable for securities sold	49	(4,711)
Increase in interest, dividends and distributions receivable	(178)	(52)
Decrease in prepaid expenses and other assets	262	214
Increase (decrease) in payable for securities purchased	442	(6,060)
Increase (decrease) in investment management fee payable	(295)	25
Decrease in accrued directors’ fees and expenses	—	(7)
Increase in option contracts written	17	—
Increase (decrease) in accrued expenses and other liabilities	(352)	19

Net Cash Provided by Operating Activities	8,536	35,621

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior secured revolving credit facility	(5,000)	(17,500)
Repayments of treasury secured revolving credit facility	—	(14,000)
Cash distributions to shareholders	(3,536)	(4,121)

Net Cash Used in Financing Activities	(8,536)	(35,621)

NET INCREASE (DECREASE) IN CASH	—	—
CASH — BEGINNING OF PERIOD	—	—

CASH — END OF PERIOD	$—	$—

Supplemental disclosure of cash flow information:

During the three months ended February 28, 2009, there were no state income taxes paid and interest paid was $846. During the three months ended February 29, 2008, there were no state income taxes paid and interest paid was $1,466.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
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

B. Interim Periods — The unaudited consolidated financial statements contained in this report include all material adjustments of a normal and recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation. The accompanying consolidated financial statements included herein should be read in conjunction with the financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

C. Principles of Consolidation —  Prior to February 29, 2008, the Company owned subsidiary limited partnerships (which elected to be treated as taxable entities) and limited liability companies to make and hold certain of its private portfolio investments. These portfolio investments were consolidated in the Company’s schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets. On February 29, 2008, all of the Company’s subsidiaries were dissolved and all of the assets and liabilities of the subsidiaries were distributed to the Company. The consolidated financial statements include the accounts of the Company and its subsidiaries which directly and indirectly owned securities in the Company’s portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.

D. Calculation of Net Asset Value — The Company determines its net asset value as of the close of regular session trading on the NYSE no less frequently than the last business day of each quarter. Net asset value is computed by dividing the value of the Company’s assets (including accrued interest and dividends), less all of its liabilities (including accrued expenses, distributions payable and any borrowings) by the total number of common shares outstanding.

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
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

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

The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations are determined in good faith by the board of directors of the Company (the “board of directors”) under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors, the following valuation process, approved by the board of directors, is used for such securities:

•	Investment Team Valuation. The applicable investments are valued by senior professionals of KA Fund Advisors, LLC (“KAFA”) responsible for the portfolio investments.

•	Investment Team Valuation Documentation. Preliminary valuation conclusions are documented and discussed with senior management of KAFA. Such valuations are submitted to the Valuation Committee (a committee of the board of directors) on a quarterly basis. These valuations stand for intervening periods of time unless a senior officer of KAFA determines that material adjustments to such preliminary valuations are appropriate to avoid valuations that are stale or do not represent fair value. Such adjustments may occur on the date that the Company calculates the dividend reinvestment plan net asset value.

•	Valuation Committee. The Valuation Committee meets each quarter to consider new valuations presented by KAFA, if any, which were made in accordance with the Valuation Procedures in such quarter. The Valuation Committee’s valuation determinations are subject to ratification by the board.

•	Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors reviews the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consist of certain limited procedures that the Company identified and requested them to perform. For the quarter ended February 28, 2009, the independent valuation firm provided limited procedures on investments in seven portfolio companies comprising approximately 60.3% of the total investments (67.3% of net assets and 49.7% of total assets) at fair value as of February 28, 2009. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

•	Board of Directors Determination. The board of directors considers the valuations provided by KAFA and the Valuation Committee and ratifies valuations for the applicable securities at each quarterly board meeting. The board of directors considers the reports provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio securities.

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
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

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

At February 28, 2009, the Company held 67.3% of its net assets applicable to common stockholders (49.7% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at February 28, 2009 was $103,495 (See Note 8 — Restricted Securities).

At November 30, 2008, the Company held 70.5% of its net assets applicable to common stockholders (51.6% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at November 30, 2008 was $114,708 (See Note 8 — Restricted Securities).

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
(amounts in 000’s, except option contracts written, share and per share amounts)
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

The following table sets forth the Company’s estimated return of capital for distributions received from its public and private MLPs, both as a percentage of total distributions and in thousands of dollars. The return of capital portion of the distributions is a reduction to investment income and results in an equivalent reduction in the cost basis of the associated investments and increases Net Realized Gains and Net Change in Unrealized Gains in each of the comparative periods.

	For the Three Months Ended
	February 28,	February 29,
	2009	2008

Distributions received, estimated as return of capital portion	89%	97%
Return of capital — attributable to Net Realized Gains	$569	$236
Return of capital — attributable to Net Change in Unrealized Gains	3,555	4,086

Total return of capital	$4,124	$4,322

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

During the first quarter 2008, the Company recorded $1,286 in interest income related to its investment in ProPetro Services Inc. During the second quarter 2008, the Company established a full reserve of $830, which represented past due interest accrued during the first quarter 2008. Since the second quarter of 2008, the Company has not accrued interest income on its investment in ProPetro Services, Inc.

J. Distributions to Stockholders — Distributions to common stockholders are recorded on the ex-dividend date. The estimated character of distributions made during the year may differ from their ultimate characterization for federal income tax purposes. The Company is unable to make final determinations as to the character of the distribution until after the end of the fiscal year. The Company informs its common stockholders in January following the fiscal year of the character of distributions deemed paid during the fiscal year.

K. Income Taxes — For the fiscal periods ended November 30, 2007 and November 30, 2006, the Company qualified for the tax treatment applicable to regulated investment companies under Subchapter M of the Code. For these fiscal periods, the Company was required to make the requisite distributions to its stockholders, which relieved it from federal income or excise taxes for these periods. Since December 1, 2007, the Company has been taxed as a corporation and will pay federal and applicable state corporate taxes on its taxable income.

The Company invests primarily in MLPs, which generally are treated as partnerships for federal income tax purposes. As a limited partner in the MLPs, the Company includes its allocable share of the MLP’s taxable income

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

in computing its own taxable income. Deferred income taxes reflect (i) taxes on unrealized gains / (losses), which are attributable to the temporary differences between fair market value and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating losses. To the extent the Company has a deferred tax asset, consideration is given as to whether or not a valuation allowance is required. The need to establish a valuation allowance for deferred tax assets is assessed periodically by the Company based on the criterion established by the Statement of Financial Accounting Standards, Accounting for Income Taxes (“SFAS No. 109”), that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In the assessment for a valuation allowance, consideration is given to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability (which are highly dependent on future MLP cash distributions), the duration of statutory carryforward periods and the associated risk that operating loss carryforwards may expire unused.

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
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

Net unrealized foreign exchange gains or losses represent the difference between the cost of assets and liabilities (other than investments) recorded on the Company’s books from the value of the assets and liabilities (other than investments) on the valuation date.

N. Option Writing — When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase transaction, as a realized loss. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. If a put option is exercised, the premium reduces the cost basis of the securities purchased by the Company. The Company, as the writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. See Note 6 — Option Contracts for more detail on option contracts written and purchased.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

The following table presents our assets and liabilities measured at fair value on a recurring basis at February 28, 2009.

		Quoted Prices in	Prices with Other	One or More
		Active Markets	Observable Inputs	Unobservable Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)

Long-Term Investments	$166,628	$44,803	$18,330	$103,495

Liabilities at Fair Value
Option Contracts Written	$1	—	$1	—

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended February 28, 2009.

Three Months Ended
February 28,
2009

Balance — November 30, 2008	$114,708
Transfers out of Level 3	(454)
Realized gains	—
Unrealized losses, net	(10,759)
Purchases, issuances or settlements	—

Balance — February 28, 2009	$103,495

The $10,759 of unrealized losses, net, presented in the table above for the three months ended February 28, 2009 relate to investments that are still held at February 28, 2009, and the Company presents these unrealized gains (losses) on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).

The Company did not have any liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at February 28, 2009.

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

	February 28,
	2009	November 30,
	(Unaudited)	2008

Deferred tax assets:
Organizational costs	$19	$19
Net operating loss carryforwards	6,106	4,846
Net unrealized losses on investment securities	30,540	28,329
Deferred tax liabilities:
Basis reduction of investments in MLPs	(2,331)	(1,824)

Total net deferred tax asset	$34,334	$31,370

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

At February 28, 2009 the Company had a federal net operating loss carryforward of $16,665 (deferred tax asset of $5,658). The federal net operating loss carryforward available is subject to limitations on annual usage. Realization of the deferred tax assets and net operating loss carryforwards are dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. If not utilized, $2,013, $11,338 and $3,314 of the net operating loss carryforward will expire in 2027, 2028 and 2029, respectively. In addition, the Company has state net operating losses which total approximately $14,551 (deferred tax asset of $448). These state net operating losses begin to expire in 2014 through 2029.

The Company periodically reviews the recoverability of its deferred tax asset based on the weight of objective evidence and criteria of whether it is more likely than not that the asset would be utilized under SFAS 109. The Company’s analysis of the need for a valuation allowance considers that it has incurred a cumulative loss over the three year period ended November 30, 2008 and through first quarter 2009. A significant portion of the Company’s net pre-tax losses related to unrealized depreciation of investments occurred during the fiscal fourth quarter of 2008 as a result of the unprecedented decline in the overall financial, commodity and MLP markets.

When assessing the recoverability of its deferred tax asset, significant weight was given to the Company’s forecast of future taxable income, which is based principally on the expected continuation of MLP cash distributions and interest at or near current levels. Consideration was also given to the effects of potential of additional future realized and unrealized losses on investments and the period over which these deferred tax assets can be realized, as the expiration dates for the federal tax loss carryforwards are 18 and 20 years.

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

As of February 28, 2009 and November 30, 2008, the identified cost of investments for federal income tax purposes was $253,556 and $264,473, respectively. The cost basis of investments includes a $13,167 and $13,943 reduction in basis attributable to the Company’s portion of the allocated losses from its MLP investments at February 28, 2009 and November 30, 2008, respectively. Gross unrealized appreciation and depreciation of investments for federal income tax purposes were as follows:

	February 28,
	2009	November 30,
	(Unaudited)	2008

Gross unrealized appreciation of investments	$282	$2,205
Gross unrealized depreciation of investments	(82,130)	(78,069)

Net unrealized appreciation before tax	$(81,848)	$(75,864)

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

Components of the Company’s income tax benefit (expense) for the following comparative periods were as follows:

	For the Three Months Ended
	February 28,	February 29,
	2009	2008

Deferred income tax benefit — net investment loss	$192	$397
Deferred income tax benefit (expense) — realized losses (gains)	912	(776)
Deferred income tax benefit — unrealized losses	1,860	1,524
Deferred income tax expense — conversion to a taxable corporation	—	(3,828)

Income tax benefit (expense)	$2,964	$(2,683)

The Company adopted FIN 48 as of December 1, 2007, and the adoption of the interpretation did not have a material effect on the Company’s net asset value. The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Consolidated Statement of Operations. As of February 28, 2009, the Company does not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.

5.	AGREEMENTS AND AFFILIATIONS

A. Administration Agreement — On February 27, 2009, the Administration Agreement between the Company and Bear Stearns Funds Management Inc., dated September 20, 2006, was terminated. The termination was by mutual agreement of the parties. No penalties were incurred by the Company resulting from the termination of the Administration Agreement with Bear Stearns Funds Management Inc.

On February 27, 2009, the Company entered into an Administration Agreement (the “Administration Agreement”) with Ultimus Fund Solutions, LLC (“Ultimus”). Pursuant to the Administration Agreement, Ultimus will provide certain administrative services for the Company. The Administration Agreement will terminate on February 27, 2010, with automatic one-year renewals unless earlier terminated by either party as provided under the terms of the Administration Agreement.

B. Investment Management Agreement — The Company has entered into an investment management agreement with KAFA under which the Company has material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as investment adviser and provide significant managerial assistance to portfolio companies to which the Company is required to provide such assistance. Payments under the investment management agreement include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses.

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
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

Components of the Company’s management fees for the comparative financial periods are as follows. There were no base management fee waivers, Capital Gains Fees or Net Investment Income Fee for the comparative periods.

	For the Three Months Ended
	February 28,	February 29,
	2009	2008

Base management fees	$777	$1,380

C. Portfolio Companies — From time to time, the Company may “control” or may be an “affiliate” of one or more portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would “control” a portfolio company if the Company owned 25% or more of its outstanding voting securities and would be an “affiliate” of a portfolio company if the Company owned 5% or more of its outstanding voting securities. The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates (including the Company’s investment adviser), principal underwriters and affiliates of those affiliates or underwriters.

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

Affiliated Investments.

Direct Fuels Partners, L.P. — At February 28, 2009, the Company held a 38% limited partnership interest in Direct Fuels Partners, L.P. (“Direct Fuels”). The Company believes that the limited partner interests of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. Although the Company does not own any interest in the general partner of Direct Fuels, it believes that it may be an affiliate of Direct Fuels under the 1940 Act by virtue of its participation on the board of the general partner.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

Quest Midstream Partners, L.P. — At February 28, 2009, the Company held a 2.5% limited partnership interest in Quest Midstream Partners, L.P. (“Quest”). The Company believes that the limited partner interests of Quest should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Executive Vice Presidents serves as a director on the board of the general partner for Quest. Although the Company does not own any interest in the general partner of Quest, it believes that it may be an affiliate of Quest under the 1940 Act by virtue of its participation on the board of the general partner.

VantaCore Partners LP — At February 28, 2009, the Company held a 39% limited partnership interest in VantaCore Partners LP (“VantaCore”). The Company believes that the limited partner interests of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Senior Vice Presidents serves as a director on the board of the general partner for VantaCore. Although the Company does not own any interest in the general partner of VantaCore, it believes that it may be an affiliate of VantaCore under the 1940 Act by virtue of its participation on the board of the general partner.

Non-Affiliated Investments.

International Resource Partners LP — At February 28, 2009, the Company held a 28% limited partnership interest in International Resource Partners LP (“IRI”). The Company believes that the limited partner interests of IRI should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company does not have a member of its management team serving as a director on the board of the general partner for IRI. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRI. Accordingly, the Company believes that it is not an affiliate of IRI under the 1940 Act.

6.	OPTION CONTRACTS

Transactions in option contracts for the quarter ended February 28, 2009 were as follows:

	Number of
	Contracts	Premium

Options outstanding at beginning of period	—	—
Options written	160	18

Options outstanding at end of period	160	$18

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This standard amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to illustrate how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As of December 1, 2008, the Company adopted SFAS No. 161.

The Company is exposed to financial market risks, including changes in interest rates and in the valuations of its investment portfolio. The Company may write (sell) call options with the purpose of reducing its holding of certain securities. A call option on a security is a contract that gives the holder of the option, in return for a premium, the right to buy from the writer of the option the security underlying the option at a specified exercise price at any time during the term of the option. The writer of an option on a security has the obligation upon exercise of the option to deliver the underlying security upon payment of the exercise price. The successful use of options depends

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

in part on the degree of correlation between the options and securities. See Note 2 — Significant Accounting Policies for more detail on option contracts written.

The following table sets forth the fair value of the Company’s derivative instruments.

Derivatives not accounted for
as hedging instruments	Statement of Assets and	Fair Value as of
under SFAS No. 133	Liabilities Location	February 28, 2009

Call options	Liabilities Call option contracts written	$1

The following table sets forth the effect of derivative instruments on the Consolidated Statement of Operations.

Change in Unrealized
Gain (Loss)
on Derivatives Recognized
Derivatives not accounted for		in Income
as hedging instruments	Location of Gain (Loss)	For the Three Months Ended
under SFAS No. 133	on Derivatives Recognized in Income	February 28, 2009

Call options	Net change in unrealized gains (losses) Options	$17

7.	INVESTMENT TRANSACTIONS

The following table sets forth the Company’s purchases and sales of securities, exclusive of short-term investments other than U.S. Treasuries, for each comparative period.

	For the Three Months Ended
	February 28,	February 29,
	2009	2008

Securities purchased	$4,706	$11,784

Securities sold, excluding U.S. Treasuries	$8,632	$37,901
Sales of U.S. Treasuries	—	14,250

Total securities sold	$8,632	$52,151

8.	RESTRICTED SECURITIES

From time to time, certain of the Company’s investments may be restricted as to resale. For instance, private investments that are not registered under the Securities Act of 1933, as amended, and cannot, as a result, be offered for public sale in a non-exempt transaction without first being registered. In other cases, certain of the Company’s investments have restrictions such as lock-up agreements that preclude the Company from offering these securities for public sale.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

At February 28, 2009, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)	Cost	Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C	Class D Units	(1)	76	$2,000	$928	$12.18	0.6%	0.4%
Direct Fuels Partners, L.P(2)	Class A Common Units	(3)	2,500	44,035	37,500	15.00	24.4	18.0
Eagle Rock Energy Partners, L.P.	Common Units	(1)	1,013	12,859	4,670	4.61	3.1	2.2
Eagle Rock Energy Partners, L.P.	Common Units	(1)	517	6,025	2,158	4.17	1.4	1.0
International Resource Partners LP(4)	Class A Common Units	(3)	1,500	26,694	24,750	16.50	16.1	11.9
ProPetro Services, Inc.	Warrants	(3)	2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Term Loan	(3)	$35,000	32,652	4,500	n/a	2.9	2.2
Quest Midstream Partners, L.P.	Common Units	(3)	350	6,625	2,625	7.50	1.7	1.3
VantaCore Partners LP(5)	Common Units	(3)	1,465	26,867	26,364	18.00	17.1	12.7

Total of securities valued in accordance with procedures established by the board of directors(6)				$160,226	$103,495		67.3%	49.7%

Athabasca Oil Sands Corp.	Corporate Bond		$2,500	$2,434	$1,488	n/a	1.0%	0.7%
DCP Midstream, LLC	Corporate Bond		$1,000	992	969	n/a	0.6	0.5
Dresser, Inc.	Term Loan		$5,000	4,812	2,050	n/a	1.3	1.0
Energy Future Holdings Corp.	Term Loan		$2,487	1,973	1,502	n/a	1.0	0.7
Hilcorp Energy Company	Corporate Bond		$4,000	3,816	3,060	n/a	2.0	1.5
Knight, Inc.	Corporate Bond		$7,530	7,084	7,078	n/a	4.6	3.4
Stallion Oilfield Services Ltd.	Term Loan		$5,000	4,927	750	n/a	0.5	0.4
Targa Resources, Inc.	Corporate Bond		$2,155	2,190	1,358	n/a	0.9	0.6
Trident Resources Corp.	Warrants		100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service(3)(7)				$28,639	$18,330		11.9%	8.8%

Total of all restricted securities				$188,865	$121,825		79.2%	58.5%

(1)	Unregistered security of a publicly-traded company.

(2)	The Company’s investment in Direct Fuels Partners, L.P. includes 200 incentive distribution rights (20% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(3)	Unregistered security of a private company.

(4)	The Company’s investment in International Resource Partners LP includes 10 incentive distribution rights (10% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(5)	The Company’s investment in VantaCore Partners LP includes 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(6)	Restricted securities that represent Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(7)	Restricted securities that represent Level 2 categorization under SFAS No. 157. Securities with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank, principal market maker or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies. These securities have limited trading volume and are not listed on a national exchange.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

At November 30, 2008, the Company holds the following restricted securities.

			Number of
			Units,			Fair
			Warrants, or			Value per	Percent	Percent
		Type of	Principal ($)	Cost	Fair	Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C.	Class D Units	(1)	76	$2,000	$750	$9.85	0.5%	0.3%
Direct Fuels Partners, L.P.(2)	Class A Common Units	(3)	2,500	45,048	37,500	15.00	23.0	16.9
Eagle Rock Energy Partners, L.P.	Common Units	(1)	1,013	13,233	7,754	7.65	4.8	3.5
Eagle Rock Energy Partners, L.P.	Common Units	(1)	582	6,989	4,069	6.99	2.5	1.8
International Resource Partners LP(4)	Class A Units	(3)	1,500	27,234	24,000	16.00	14.8	10.8
ProPetro Services, Inc.	Warrants	(3)	2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Term Loan	(3)	$35,000	32,550	10,000	n/a	6.1	4.5
Quest Midstream Partners, L.P.	Common Units	(3)	350	6,625	4,637	13.25	2.8	2.1
VantaCore Partners LP(5)	Class A Common Units	(3)	1,465	27,526	25,998	17.75	16.0	11.7

Total of securities valued in accordance with procedures established by the board of directors(6)				$163,674	$114,708		70.5%	51.6%

Athabasca Oil Sands Corp.	Corporate Bond		$2,500	$2,434	$1,873	n/a	1.2%	0.9%
Dresser, Inc.	Term Loan		$5,000	4,805	3,150	n/a	1.9	1.4
Energy Future Holdings Corp.	Term Loan		$2,500	1,967	1,725	n/a	1.1	0.8
Hilcorp Energy Company	Corporate Bond		$4,000	3,811	2,860	n/a	1.8	1.3
Knight, Inc.	Corporate Bond		$7,530	7,055	6,024	n/a	3.7	2.7
Stallion Oilfield Services Ltd.	Term Loan		$5,000	4,922	2,625	n/a	1.6	1.2
Targa Resources, Inc.	Corporate Bond		$2,155	2,192	1,185	n/a	0.7	0.5
Targa Resources Investments, Inc.	Term Loan		$1,046	760	471	n/a	0.3	0.2
Trident Resources Corp.	Warrants		100	411	75	$0.75	0.0	0.0

Total of securities valued by prices provided by market maker or independent pricing service(3)(7)				$28,357	$19,988		12.3%	9.0%

Total of all restricted securities				$192,031	$134,696		82.8%	60.6%

(1)	Unregistered security of a publicly-traded company.

(2)	The Company’s investment in Direct Fuels Partners, L.P. includes 200 incentive distribution rights (20% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(3)	Unregistered security of a private company.

(4)	The Company’s investment in International Resource Partners LP includes 10 incentive distribution rights (10% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(5)	The Company’s investment in VantaCore Partners LP includes 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(6)	Restricted securities that represent Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2 — Significant Accounting Policies.

(7)	Restricted securities that represent Level 2 categorization under SFAS No. 157. Securities with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank, principal market maker or an independent pricing service as more fully described in Note 2 — Significant Accounting Policies. These securities have limited trading volume and are not listed on a national exchange.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

9.	SENIOR SECURED AND TREASURY SECURED REVOLVING CREDIT FACILITIES

On June 4, 2007, the Company established two credit facilities totaling $200,000. Unless otherwise terminated in advance, the two credit facilities terminate no later than June 4, 2010. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has availability of $100,000 with the ability to increase availability to $250,000. Interest on the Investment Facility is charged at LIBOR plus 125 basis points or the prime rate plus 25 basis points. The second facility, the Treasury Facility, permitted the Company to borrow up to $100,000 and invest the proceeds in U.S. government securities. Interest on the Treasury Facility was charged at LIBOR plus 20 basis points or the prime rate.

On January 31, 2008, the Company terminated the Treasury Facility. All amounts of principal and interest were paid in full, and the Company sold its U.S. Treasury Bills, which were held as collateral for the amount outstanding under the Treasury Facility.

On February 21, 2008, the Company amended the Investment Facility as a result of its announcement that it would no longer be treated as a RIC under the Code and that it would be taxed as a corporation for the fiscal year ended November 30, 2008 and for future fiscal years. The amendment removed the Company’s requirement to maintain its RIC status and modified certain other terms in accordance with the Company’s intention to be taxed as a corporation.

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
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

payment obligations and MLP equity investments are generally characterized as non-performing if such investments fail to pay distributions, in their most recent fiscal quarter, that are greater than 80% of their minimum quarterly distribution amount.

Under the terms of the Investment Facility, if borrowings exceed 90% of borrowing base, the Company is restricted in paying distributions to stockholders to no more than the amount of Distributable Cash Flow for the current and prior three quarters.

As of February 28, 2009, the Company had $52,000 of borrowings under its Investment Facility at an interest rate of 1.73% and had a borrowing base of $61,883 (84.0% of borrowing base). The maximum amount that the Company can borrow under its Investment Facility is limited to the lesser of the commitment amount of $100,000 and its borrowing base.

As of February 28, 2009, the Company was in compliance with all financial and operational covenants required by the Investment Facility.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

10.	FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended February 28, 2009; the years ended November 30, 2008 and 2007, and the period September 21, 2006 (inception) to November 30, 2006.

	February 28,
	2009		November 30,	November 30,	November 30,
	(Unaudited)		2008	2007	2006

Per Share of Common Stock
Net asset value, beginning of period	$16.10		$24.39	$24.19	$23.32
Income (Loss) from Operations(1)
Net investment income (loss)	(0.03)		(0.35)	0.36	0.09
Net realized and unrealized gain (loss) on investments	(0.49)		(5.89)	1.18	0.78
Net change in unrealized losses — conversion to taxable corporation	—		(0.38)	—	—

Total income (loss) from investment operations	(0.52)		(6.62)	1.54	0.87

Dividends and Distributions(2)
Dividends	—		—	(0.95)	—
Distributions from net realized long-term capital gains	—		—	(0.15)	—
Distributions — return of capital	(0.35)		(1.67)	(0.24)	—

Total Dividends and Distributions	(0.35)		(1.67)	(1.34)	—

Net asset value, end of period	$15.23		$16.10	$24.39	$24.19

Market value per share, end of period	$9.09		$9.63	$23.14	$22.32

Total investment return based on market value(3)	(2.9)%		(54.8)%	9.3%	(10.7)%
Supplemental Data and Ratios(4)
Net assets, end of period	$153,822		$162,687	$245,133	$241,914
Ratio of expenses to average net assets:(5)
Excluding investment management fee waivers, deferred income taxes, interest expense and bad debt expense	3.6%		3.5%	2.8%	3.1%
Excluding investment management fee waivers, deferred income taxes and bad debt expense	4.5%		5.5%	3.8%	3.1%
Including investment management fee waivers, deferred income taxes and bad debt expense	(3.1)%		(9.6)%	4.2%	2.6%
Ratio of net investment income (loss) to average net assets	(0.9)%		(1.6)%	1.5%	1.9%
Net increase (decrease) in net assets resulting from operations to average net assets	(3.4	)%(6)	(31.1)%	6.2%	3.7	%(6)
Portfolio turnover rate	2.7	%(6)	27.0%	28.8%	5.6	%(6)
Average amount of borrowings outstanding under the Credit Facilities	$56,944		$75,563	$32,584	—
Average amount of borrowings outstanding per share of common stock during the period	$5.64		$7.50	$3.25	—

(1)	Based on average shares of common stock outstanding of 10,102,986 for the three months ended February 28, 2009, 10,073,398 for year ended November 30, 2008, 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

(2)	The information presented for the three months ended February 28, 2009 is a current estimate of the characterization of a portion of the total distributions paid to common stockholders. The information presented for each of the other periods is a characterization of a portion of the total distributions paid to common stockholders as either dividends (ordinary income) or distributions (return of capital). This characterization is based on the Company’s earnings and profits.

(3)	Not annualized for the three months ended February 28, 2009 and for the period September 21, 2006 through November 30, 2006. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of distributions, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(4)	Unless otherwise noted, ratios are annualized.

(5)	The following table sets forth the components of the ratio of expenses to average total assets and average net assets.

	Ratio of Expense to:
	Average Total Assets				Average Net Assets
	For the Period				For the Period
	Ended				Ended
	February 28,				February 28,
	2009	As of November 30,			2009	As of November 30,
	(Unaudited)	2008	2007	2006	(Unaudited)	2008	2007	2006

Management fees	1.5%	1.7%	1.7%	1.6%	2.0%	2.4%	2.0%	1.7%
Other expenses	1.1	0.8	0.7	1.3	1.6	1.1	0.8	1.4

Total expenses — excluding management fee waivers, income taxes, interest expense and bad debt expense	2.6%	2.5%	2.4%	2.9%	3.6%	3.5%	2.8%	3.1%
Interest expense	0.7	1.4	0.9	—	0.9	2.0	1.0	—

Total expenses — excluding management fee waivers, income taxes and bad debt expense	3.3%	3.9%	3.3%	2.9%	4.5%	5.5%	3.8%	3.1%
Management fee waivers	—	—	(0.4)	(0.4)	—	—	(0.4)	(0.5)
Bad debt expense	—	0.3	—	—	—	0.4	—	—
Tax expense (benefit)	(5.6)	(11.1)	0.7	—	(7.6)	(15.5)	0.8	—

Total expenses — including management fee waivers, income taxes and bad debt expense	(2.3)%	(6.9)%	3.6%	2.5%	(3.1)%	(9.6)%	4.2%	2.6%

Average total assets	$215,140	$302,007	$290,922	$246,802
Average net assets					$158,255	$214,818	$248,734	$235,199

(6)	Not annualized.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

11.	COMMON STOCK

The Company has 200,000,000 shares of common stock authorized. There were no transactions in common shares for the three months ended February 28, 2009, and shares outstanding at both February 28, 2009 and November 30, 2008 totaled 10,102,986.

12.	SUBSEQUENT EVENTS

On April 2, 2009, the Company declared its quarterly distribution of $0.35 per common share for the period December 1, 2008 to February 28, 2009 for a total of $3,536. The distribution is payable on April 30, 2009 to shareholders of record on April 17, 2009.

On April 2, 2009, the board of directors approved an amendment to the Company’s dividend reinvestment plan (the “Amended Plan”). Pursuant to the Amended Plan, the number of shares to be issued to a stockholder will be based on share price equal to 95% of the closing price of the Company’s Common Stock one day prior to the distribution payment date. The Amended Plan will become effective on or around June 1, 2009.

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

We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings, including borrowings under our credit facility. We currently expect to use leverage in an aggregate amount equal to 25% — 30% of our total assets, which includes assets obtained through such leverage. As of February 28, 2009, our leverage to total assets was 25.0%.

Portfolio and Investment Activity

Our investments as of February 28, 2009 were comprised of equity securities of $148.9 million and fixed income investments of $22.8 million. Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of February 28, 2009, 39%, or $8.8 million, of our interest-bearing portfolio is floating rate debt and 61%, or $14.0 million, is fixed rate debt.

Our portfolio allocations as of February 28, 2009 and November 30, 2008 are set forth below. For both periods our portfolio remains below its target of 70% for private MLPs. As valuations become more reasonable, we expect to rotate out of some of our public MLPs and into additional private MLPs.

	Number of Portfolio
	Companies at		Percent of Long-Term Investments at
	February 28,	November 30,	February 28,	November 30,
	2009	2008	2009	2008

Publicly Traded MLP and MLP Affiliate	39	43	31.5%	33.0%
Private MLP	4	4	54.8	50.6
Other Private Equity	1	1	0.0	0.0
Fixed Income Investments	9	9	13.7	16.4

	53	57	100.0%	100.0%

Our Top Ten Portfolio Investments as of February 28, 2009

Listed below are our top ten portfolio investments as of February 28, 2009, represented as a percentage of our total assets.

						Percent
		Public/	Equity/		Amount	of Total
	Investment	Private	Debt	Sector	($ in millions)	Assets(1)

1.	Direct Fuels Partners, L.P.(2)	Private	Equity	Midstream	$37.5	18.0%
2.	VantaCore Partners LP(3)	Private	Equity	Aggregates and Mining	26.4	12.7
3.	International Resource Partners LP(4)	Private	Equity	Coal	24.8	11.9
4.	Knight, Inc.	Private	Debt	Midstream	7.1	3.4
5.	Eagle Rock Energy Partners, L.P.(5)	Public	Equity	Midstream/Upstrean	6.9	3.3
6.	Enterprise Products Partners L.P.	Public	Equity	Midstream	5.4	2.6
7.	ProPetro Services, Inc.(6)	Private	Debt	Oilfield Services	4.5	2.2
8.	Plains All American Pipeline, L.P.	Public	Equity	Midstream	3.9	1.9
9.	Hilcorp Energy Company	Private	Debt	Upstream	3.1	1.5
10.	Enbridge Energy Partners L.P.	Public	Equity	Midstream	3.0	1.4

					$122.6	58.9%

(1)	Total assets were $208.1 million as of February 28, 2009.

(2)	Our investment in Direct Fuels Partners, L.P. includes 2,500,000 common units, which represents a 38% limited partnership interest, and 200 incentive distribution rights (20% of total outstanding incentive distribution rights).

(3)	Our investment in VantaCore Partners LP includes 1,464,673 common units, which represents a 39% limited partnership interest, and 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights).

(4)	Our investment in International Resource Partners LP includes 1,500,000 Class A common units, which represents a 28% limited partnership interest, and 10 incentive distribution rights (10% of total outstanding incentive distribution rights).

(5)	Following the sale of Millennium Midstream Partners, L.P. to Eagle Rock completed on October 1, 2008, our investment initially consisted of 1,700,050 unregistered common units, of which 687,022 were placed in escrow for a period of 18 months. Following our estimated post-closing working capital adjustments, our investment in Eagle Rock consists of 1,530,274 unregistered common units of which 517,237 unregistered common units have been placed into escrow for up to 18 months pending claims that could reduce the purchase price. Our investment in Eagle Rock includes $4.7 million of unregistered common units, $2.1 million unregistered common units that have been placed into escrow and $0.1 million in common units that are freely tradeable.

(6)	Our investment in ProPetro Services, Inc. includes a senior secured second lien term loan ($35.0 million principal and $4.5 million fair value) and 2,904,620 warrants to which we have assigned no value.

Results of Operations — For the three months ended February 28, 2009

Set forth below is an explanation of our results of operations for the three months ended February 28, 2009.

Investment Income.  Investment income totaled $1.2 million and consisted primarily of interest income on our short-term investments in fixed income investments and net dividends and distributions. We received $4.6 million of cash dividends and distributions, of which $4.1 million was treated as a return of capital during the period.

Operating Expenses.  Operating expenses totaled $1.8 million, including $0.8 million of base investment management fees; $0.4 million for interest expense and $0.6 million for other operating expenses. Base investment management fees were equal to an annual rate of 1.75% of average total assets.

Net Investment Loss.  Our net investment loss totaled $0.3 million and included a deferred income tax benefit of $0.2 million.

Net Realized Losses.  We had net realized losses from our investments of $1.6 million, net of $0.9 million of deferred tax benefit.

Net Change in Unrealized Losses.  We had net unrealized losses of $3.4 million, net of tax. Net unrealized losses consisted of $5.2 million of unrealized losses from investments that were partially offset by a deferred tax benefit of $1.8 million.

Net Decrease in Net Assets Resulting from Operations.  We had a decrease in net assets resulting from operations of $5.3 million. This decrease is composed of the net unrealized losses of $3.4 million; net realized losses of $1.6 million and net investment losses of $0.3 million as noted above.

Results of Operations — For the three months ended February 29, 2008

Set forth below is an explanation of our results of operations for the three months ended February 29, 2008.

Investment Income.  Investment income totaled $2.7 million and consisted primarily of interest income on our short-term investments in fixed income investments and repurchase agreements. We earned $4.5 million of cash dividends and distributions, of which $4.3 million was treated as a return of capital during the period.

Operating Expenses.  Operating expenses totaled $3.7 million, including $1.4 million of base investment management fees; $1.7 million for interest expense and $0.6 million for other operating expenses. Interest expense included the write-off of capitalized debt issuance costs of $0.3 million related to the termination of the Treasury Facility. Base investment management fees were equal to an annual rate of 1.75% of average total assets. We did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility.

Net Investment Loss.  Our net investment loss totaled $0.6 million. Investment income of $2.7 million was reduced by total operating expenses of $3.7 million and offset by a deferred income tax benefit of $0.4 million.

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

Net Decrease in Net Assets Resulting from Operations.  Our net decrease in net assets resulting from operations was $5.7 million. This decrease is composed primarily of the net unrealized losses of $6.4 million, and, to a lesser extent, net realized gains of $1.3 million and net investment loss of $0.6 million as noted above.

Liquidity and Capital Resources

As of February 28, 2009, we had approximately $5.1 million invested in short-term repurchase agreements. As of March 31, 2009, we had approximately $5.5 million in repurchase agreements. Our repurchase agreements are collateralized by U.S. Treasury notes, and our counterparty is J.P. Morgan Securities Inc.

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

The obligations under the Investment Facility are secured by substantially all of our assets, and are guaranteed, generally, by any of our future subsidiaries. The Investment Facility contains affirmative and reporting covenants and certain financial ratios and restrictive covenants, including: (a) maintaining an asset coverage ratio of not less than 2.50:1.0; (b) maintaining minimum liquidity at certain levels of outstanding borrowings; (c) maintaining a minimum of shareholders’ equity; and (d) other customary restrictive covenants. The Investment Facility also contains customary representations and warranties and events of default.

As of February 28, 2009, we had $52.0 million of borrowings under our Investment Facility at an interest rate of 1.73%, and we had a borrowing base of $61.9 million. As of March 31, 2009, we had $52.0 million of borrowings at an interest rate of 1.77%, and our borrowing base was $65.5 million. The maximum amount that we can borrow under our Investment Facility is limited to the lesser of our commitment amount of $100 million and our borrowing base.

Contractual Obligations

Investment Management Agreement.  We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three months ended February 28, 2009, we accrued and paid $0.8 million in base management fees and did not accrue or pay any incentive fees. We do not pay management fees on deferred taxes.

As of February 28, 2009, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility described above under “Liquidity and Capital Resources.”

The following table summarizes our obligations as of February 28, 2009 over the following periods for the Investment Facility.

	Payments by Period ($ in millions)
		Less Than 1			More Than 5
	Total	Year	1-3 years	3-5 years	Years

Investment Facility(1)	$52.0	—	$52.0	—	—

(1)	The maximum amount that we can borrow under our credit facility is limited to the lesser of the commitment amount of $100 million and our borrowing base. As of February 28, 2009, we had a borrowing base of $61.9 million.

Distributions

Payment of future distributions is subject to board approval, as well as meeting the covenants of the Company’s senior debt. During the quarter ended February 28, 2009 we paid distributions totaling $3.5 million ($0.35 per common share).

On April 2, 2009, we declared our quarterly distribution of $0.35 per common share for the period December 1, 2008 to February 28, 2009 for a total of $3.5 million. The distribution is payable on April 30, 2009 to shareholders of record on April 17, 2009.

The component of our distribution that comes from our current or accumulated earnings and profits will be taxable to a stockholder as corporate dividend income. This income will be treated as qualified dividends for Federal income tax purposes at a rate of l5%. The special tax treatment for qualified dividends is scheduled to expire on December 31, 2010. Distributions that exceed our current or accumulated earnings and profits will continue to be treated as a tax-deferred return of capital to the extent of a stockholder’s basis. We expect that a significant portion of future distributions to shareholders will constitute a tax-deferred return of capital.

Off-Balance Sheet Arrangements

At February 28, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

Critical Accounting Policies

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 sets out a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of our Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.

Interest Rate Risk.  Interest rate risk primarily results from variable rate debt securities in which we invest and from borrowings under our Investment Facility. Debt investments in our portfolio are based on floating and fixed rates. Debt investments bearing a floating interest rate are usually based on a LIBOR and, in most cases, a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of February 28, 2009, the fair value of our floating rate investments, excluding our ProPetro investment where we are not accruing interest, totaled approximately $4.3 million, or 23% of our total debt investments of $18.3 million (excluding ProPetro). Based on sensitivity analysis of the floating rate debt investment portfolio at February 28, 2009 ($12.5 million par value), we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended February 28, 2010 would either decrease or increase net investment income before income taxes by approximately $0.1 million.

As of February 28, 2009, we had $52.0 million of borrowings under our Investment Facility at an interest rate of 1.73%. This interest rate is based on LIBOR. Based on sensitivity analysis of the Investment Facility at February 28, 2009, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended February 28, 2010 would either decrease or increase net investment income before income taxes by approximately $0.5 million.

We may hedge against interest rate fluctuations for these floating rate instruments using standard hedging instruments such as futures, swaps, options and forward contracts, subject to the requirements of the 1940 Act. Hedging activities may mitigate our exposure to adverse changes in interest rates.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended November 30, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*
10.2	Form of Administration Agreement between Registrant and Ultimus Fund Solutions, LLC.**
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company.*
10.4	Form of Amended Dividend Reinvestment Plan — filed herewith.
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*
10.7	Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007.***
10.8	First Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated February 21, 2008.****
10.9	Second Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated September 19, 2008.*****
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — furnished herewith.
99.1	Form of Fee Waiver Relating to Treasury Credit Investments between Registrant and KA Fund Advisors, LLC.***

*	Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006 and incorporated by reference herein.

**	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 814-00725), as filed with the Securities and Exchange Commission on March 6, 2008 and incorporated by reference herein.

***	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725), as filed with the Securities and Exchange Commission on July 16, 2007 and incorporated by reference herein.

****	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 814-00725) as filed with the Securities and Exchange Commission on February 27, 2008 and incorporated by reference herein.

*****	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725) as filed with the SEC on October 10, 2008 and incorporated by reference herein.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY

Date: April 9, 2009	By: /s/ Kevin S. McCarthy Kevin S. McCarthy Chairman of the Board of Directors, President and Chief Executive Officer

Date: April 9, 2009	By: /s/ Terry A. Hart Terry A. Hart Chief Financial Officer and Treasurer