Form 10-Q
period 2009-05-31
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2009-07-09
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009
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
(713) 493-2020

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,102,986 shares outstanding as of June 30, 2009.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MAY 31, 2009
(amounts in 000’s)
(UNAUDITED)

	No. of
Description	Shares/Units	Value
Long-Term Investments - 110.0%
Equity Investments(a) - 91.1%
United States — 91.1%
Publicly Traded MLP and MLP Affiliate(b) — 33.0%
Calumet Specialty Products Partners, L.P.	39	$510
Capital Product Partners L.P.	40	398
Copano Energy, L.L.C	75	1,188
Copano Energy, L.L.C. — Unregistered, Class D Units(c)	76	1,077
DCP Midstream Partners, LP	95	1,824
Eagle Rock Energy Partners, L.P. (d)(e)	1,013	3,029
Eagle Rock Energy Partners, L.P. — Unregistered (c)(d)(f)	491	1,340
Enbridge Energy Management, L.L.C.(g)	26	991
Enbridge Energy Partners L.P.	93	3,768
Energy Transfer Equity, L.P.	112	2,955
Energy Transfer Partners, L.P.	47	1,997
Enterprise Products Partners L.P.	209	5,439
Exterran Partners, L.P.	83	1,129
Global Partners LP.	138	2,270
Holly Energy Partners, L.P.	7	202
Inergy Holdings, L.P.	9	342
Inergy, L.P.	99	2,520
Kinder Morgan Management, LLC(g)	34	1,506
K-Sea Transportation Partners L.P.	9	168
Magellan Midstream Holdings, L.P.	90	1,895
MarkWest Energy Partners, L.P.	105	1,884
Martin Midstream Partners L.P.	57	1,080
Navios Maritime Partners L.P.	19	195
ONEOK Partners, L.P.	13	646
OSG America L.P.	47	325
Penn Virginia Resource Partners, L.P.	21	325
Plains All American Pipeline, L.P.(h)	103	4,551
Quicksilver Gas Services LP	13	174
Regency Energy Partners LP	154	1,942
Targa Resources Partners LP	50	662
TC PipeLines, LP	10	352
Teekay LNG Partners L.P.	103	1,968
Teekay Offshore Partners L.P.	49	686
TEPPCO Partners, L.P.	15	452
Williams Partners L.P.	139	2,581

		52,371

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MAY 31, 2009
(amounts in 000’s)
(UNAUDITED)

	No. of
Description	Shares/Units	Value
Private MLP(c)(i) — 58.0%
Direct Fuels Partners, L.P. — Class A Common Units(h)	2,500	$33,750
Direct Fuels Partners, L.P. — Class A Convertible Preferred Units(j)	96	1,881
International Resource Partners LP	1,500	27,000
Quest Midstream Partners, L.P. (h)	350	2,275
VantaCore Partners LP(h)	1,465	27,096

		92,002

Other Private Equity(i) — 0.1%
ProPetro Services, Inc. — Warrants(c)(k)	2,905	—
Trident Resources Corp. — Warrants(l)	100	75

		75

Total Equity Investments (Cost $181,186)		144,448

	Interest		Maturity	Principal
	Rate		Date	Amount
Fixed Income Investments(i) — 18.9%
United States — 17.6%
Midstream — 6.2%
DCP Midstream, LLC	9.75%		3/15/19	$1,000	$1,043
Knight, Inc.(m)	6.50		9/01/12	7,530	7,285
Targa Resources, Inc.	8.50		11/01/13	2,155	1,541

					9,869

Upstream — 3.0%
Hilcorp Energy Company	7.75		11/01/15	5,585	4,803

Oilfield Services — 5.8%
Dresser, Inc.		(n)	5/04/15	5,000	3,200
ProPetro Services, Inc.(c)		(o)	2/15/13	35,000	4,500
Stallion Oilfield Services Ltd.		(p)	7/18/12	5,000	1,450

					9,150

Other — 2.6%
Energy Future Holdings Corp. (q)		(r)	10/10/14	4,737	3,298
Energy Future Holdings Corp. (q)	10.50		11/01/16	2,000	800

					4,098

Total United States (Cost $62,332)					27,920

Canada(s) — 1.3%
Upstream — 1.3%
Athabasca Oil Sands Corp.(Cost $2,434)	13.00		7/30/11	2,500	2,133

Total Fixed Income Investments (Cost $64,766)					30,053

Total Long-Term Investments (Cost $245,952)					174,501

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MAY 31, 2009
(amounts in 000’s)
(UNAUDITED)

	Interest	Maturity
Description	Rate	Date	Value
Short-Term Investments — 6.0%
Repurchase Agreements — 6.0%
J.P. Morgan Securities Inc. (Agreements dated 5/29/2009 to be repurchased at $9,537), collateralized by $9,818 in U.S. Treasury notes (Cost $9,537)	0.10%	6/01/09	$9,537

Total Investments — 116.0% (Cost $255,489)			184,038

Senior Secured Revolving Credit Facility Borrowings			(52,000)
Other Assets in Excess of Total Liabilities			26,559

Net Assets			$158,597

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)
Unless otherwise noted, security is not treated as a qualifying asset under the 1940 Act. As a business development company, the Company is generally prohibited from acquiring assets other than qualifying assets unless at least 70% of its total assets (excluding deferred tax assets) are qualifying assets under the 1940 Act. As of May 31, 2009, the percentage of the Company’s total assets (excluding deferred tax assets) that are qualifying assets was 72.6%.

(c)	Fair valued and restricted security (see Notes 2, 3 and 8).

(d)	Security is treated as a qualifying asset under the 1940 Act.

(e)	Common units are unregistered but may be sold pursuant to Rule 144.

(f)	Unregistered Common Units which were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P. (sale was consummated on October 1, 2008).

(g)	Distributions are paid in-kind.

(h)
The Company believes that it is an affiliate of Plains All American, L.P., and that it may be an affiliate of Direct Fuels Partners, L.P., VantaCore Partners LP, and Quest Midstream Partners, L.P. (see Note 5).

(i)	Unless otherwise noted, security is treated as a qualifying asset under the 1940 Act.

(j)	The Class A Convertible Preferred Units are convertible into Class A Common Units on a one-for-one basis at a price of $20.00 per unit.

(k)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(l)	Warrants are non-income producing and expire on November 30, 2013.

(m)
Knight, Inc., formerly known as Kinder Morgan, Inc., is a privately held energy company with midstream assets, including the general partner interest in Kinder Morgan Energy Partners, L.P., a publicly traded MLP.

(n)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (6.09% as of May 31, 2009).

(o)
Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 900 basis points, but the Company is not accruing interest income on this security (see Note 2—Investment Income).

(p)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 650 basis points (7.51% as of May 31, 2009).

(q)	Energy Future Holdings Corp., formerly TXU Corp., is a privately-held energy company with a portfolio of competitive and regulated energy subsidiaries, including TXU Energy, Oncor and Luminant.

(r)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 350 basis points (3.88% as of May 31, 2009).

(s)	Security is not treated as a qualifying asset under the 1940 Act.
See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	No. of
Description	Shares/Units	Value
Long-Term Investments - 112.0%
Equity Investments(a) - 93.6%
United States — 93.6%
Publicly Traded MLP and MLP Affiliate(b) — 36.9%
Atlas Energy Resources, LLC	131	$2,198
Atlas Pipeline Partners, L.P.	65	471
BreitBurn Energy Partners L.P.	47	399
Calumet Specialty Products Partners, L.P.	67	613
Capital Product Partners L.P.	40	346
Constellation Energy Partners LLC	35	181
Copano Energy, L.L.C	75	900
Copano Energy, L.L.C. — Unregistered, Class D Units(c)	76	750
Crosstex Energy, L.P.	152	907
DCP Midstream Partners, LP	74	607
Duncan Energy Partners L.P.	54	704
Eagle Rock Energy Partners, L.P.	27	215
Eagle Rock Energy Partners, L.P. — Unregistered(c)(d)(e)	1,595	11,823
El Paso Pipeline Partners, L.P.	18	319
Enbridge Energy Management, L.L.C.(f)	24	687
Enbridge Energy Partners L.P.	100	2,821
Energy Transfer Equity, L.P.	65	1,064
Energy Transfer Partners, L.P.	74	2,438
Enterprise Products Partners L.P.	258	5,524
Exterran Partners, L.P.	82	894
Global Partners LP.	140	1,596
Hiland Partners, LP	16	167
Holly Energy Partners, L.P.	1	4
Inergy Holdings, L.P.	20	410
Inergy, L.P.	88	1,469
Kinder Morgan Management, LLC(f)	35	1,439
K-Sea Transportation Partners L.P.	12	177
Magellan Midstream Holdings, L.P.	56	1,678
MarkWest Energy Partners, L.P.	77	981
Martin Midstream Partners L.P.	59	1,042
Navios Maritime Partners L.P.	10	43
ONEOK Partners, L.P.	82	3,839
OSG America L.P.	46	214
Penn Virginia Resource Partners, L.P.	41	527
Plains All American Pipeline, L.P.(g)	103	3,514
See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	No. of
Description	Shares/Units	Value
Publicly Traded MLP and MLP Affiliate(b) — (Continued)
Regency Energy Partners LP	66	$602
Spectra Energy Partners, LP	28	565
Targa Resources Partners LP	86	742
TC PipeLines, LP	59	1,337
Teekay LNG Partners L.P.	83	1,166
Teekay Offshore Partners L.P.	59	588
TEPPCO Partners, L.P.	61	1,392
Western Gas Partners, LP	67	902
Williams Partners L.P.	115	1,609
Williams Pipeline Partners L.P.	20	297

		60,161

Private MLP(c)(h) — 56.6%
Direct Fuels Partners, L.P.(g)	2,500	37,500
International Resource Partners LP	1,500	24,000
Quest Midstream Partners, L.P. (g)	350	4,637
VantaCore Partners LP(g)	1,465	25,998

		92,135

Other Private Equity(h) — 0.1%
ProPetro Services, Inc. — Warrants(c)(i)	2,905	—
Trident Resources Corp. — Warrants(j)	100	75

		75

Total Equity Investments (Cost $211,596)		152,371

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	Interest		Maturity	Principal
Description	Rate		Date	Amount	Value
Fixed Income Investments(h) — 18.4%
United States — 17.2%
Midstream — 4.7%
Knight, Inc.	6.50%		9/01/12	$7,530	$6,024
Targa Resources, Inc.	8.50		11/01/13	2,155	1,185
Targa Resources Investments, Inc.		(k)	2/09/15	1,046	471

					7,680

Upstream — 1.8%
Hilcorp Energy Company	7.75		11/01/15	4,000	2,860

Oilfield Services — 9.7%
Dresser, Inc.		(l)	5/04/15	5,000	3,150
ProPetro Services, Inc.(c)		(m)	2/15/13	35,000	10,000
Stallion Oilfield Services Ltd.		(n)	7/18/12	5,000	2,625

					15,775

Other — 1.0%
Energy Future Holdings Corp.		(o)	10/10/14	2,500	1,725

Total United States (Cost $58,061)					28,040

Canada(p) — 1.2%
Upstream — 1.2%
Athabasca Oil Sands Corp.(Cost $2,434)	13.00		7/30/11	2,500	1,873

Total Fixed Income Investments (Cost $60,495)					29,913

Total Long-Term Investments (Cost $272,091)					182,284

Short-Term Investments — 3.9%
Repurchase Agreements — 3.9%
J.P. Morgan Securities Inc. (Agreements dated 11/28/2008 to be repurchased at $6,325), collateralized by $6,513 in U.S. Treasury notes (Cost $6,325)	0.10		12/01/08		6,325

Total Investments — 115.9% (Cost $278,416)					188,609

Senior Secured Revolving Credit Facility Borrowings					(57,000)
Other Assets in Excess of Other Liabilities					31,078

Net Assets					$162,687

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)
Unless otherwise noted, security is not treated as a qualifying asset under the 1940 Act. As a business development company, the Company is generally prohibited from acquiring assets other than qualifying assets unless at least 70% of its total assets (excluding deferred tax assets) are qualifying assets under the 1940 Act. As of November 30, 2008, the percentage of the Company’s total assets (excluding deferred tax assets) that are qualifying assets was 73.9%.

(c)	Fair valued and restricted security (see Notes 2, 3 and 8).

(d)	Security is treated as a qualifying asset under the 1940 Act.

(e)
The Company’s investment in Eagle Rock Energy Partners, L.P. consists of 1,530 unregistered common units, of which 582 unregistered common units ($4,069 fair value at November 30, 2008) were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P.

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

(m)
Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 900 basis points, but the Company is not accruing interest income on this security (see Note 2—Investment Income).

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
See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	May 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Investments, at fair value:
Non-affiliated (Cost — $164,181 and $188,740, respectively)	$104,948	$110,635
Affiliated (Cost — $81,771 and $83,351, respectively)	69,553	71,649
Repurchase agreements (Cost — $9,537 and $6,325, respectively)	9,537	6,325

Total investments (Cost — $255,489 and $278,416, respectively)	184,038	188,609
Deposits with brokers	—	123
Deferred income tax asset	29,453	31,370
Receivable for securities sold	2,064	688
Interest, dividends and distributions receivable, net	445	403
Debt issuance costs, prepaid expenses and other assets	633	981

Total Assets	216,633	222,174

LIABILITIES
Senior secured revolving credit facility	52,000	57,000
Payable for securities purchased	4,348	60
Investment management fee payable	778	1,074
Current income tax payable	100	100
Accrued directors’ fees and expenses	73	76
Accrued expenses and other liabilities	737	1,177

Total Liabilities	58,036	59,487

NET ASSETS	$158,597	$162,687

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at May 31, 2009 and November 30, 2008; 10,102,986 shares issued and outstanding at May 31, 2009 and November 30, 2008)	$10	$10
Paid-in capital	208,881	215,953
Accumulated net investment loss, net of income taxes, less dividends	(4,558)	(3,942)
Accumulated net realized gains (losses) on investments, net of income taxes	(126)	7,464
Net unrealized losses on investments, net of income taxes	(45,610)	(56,798)

NET ASSETS	$158,597	$162,687

NET ASSET VALUE PER SHARE	$15.70	$16.10

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
INVESTMENT INCOME
Income
Dividends and Distributions:
Non-affiliated investments	$1,855	$2,225	$4,533	$4,260
Affiliated investments	1,950	2,640	3,899	5,082

Total dividends and distributions	3,805	4,865	8,432	9,342
Return of capital	(3,406)	(4,697)	(7,530)	(9,019)

Net dividends and distributions	399	168	902	323

Interest and other income:
Non-affiliated investments	710	829	1,440	3,234
Affiliated investments	—	192	—	288

Total interest and other income	710	1,021	1,440	3,522

Total investment income	1,109	1,189	2,342	3,845

Expenses
Base investment management fees	776	1,344	1,553	2,724
Bad debt expense	—	830	—	830
Professional fees	209	230	433	490
Directors’ fees	69	92	144	164
Administration fees	29	93	82	148
Insurance	41	38	78	75
Custodian fees	17	21	32	41
Other expenses	147	96	352	279

Total Expenses — Before Interest Expense	1,288	2,744	2,674	4,751
Interest expense	296	862	680	2,546

Total Expenses	1,584	3,606	3,354	7,297

Net Investment Loss — Before Income Taxes	(475)	(2,417)	(1,012)	(3,452)
Deferred income tax benefit	204	899	396	1,296

Net Investment Loss	(271)	(1,518)	(616)	(2,156)

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains (Losses)
Investments	(9,936)	1,403	(12,483)	3,489
Foreign currency transactions	—	—	(6)	—
Options	17	—	17	—
Deferred income tax benefit (expense)	3,970	(522)	4,882	(1,298)

Net Realized Gains (Losses)	(5,949)	881	(7,590)	2,191

Net Change in Unrealized Gains (Losses)
Investments	23,578	9,229	18,356	5,133
Foreign currency translations	26	—	28	—
Options	(17)	—	—	—
Deferred income tax expense	(9,056)	(3,433)	(7,196)	(1,909)
Deferred income tax expense — conversion to a taxable corporation	—	—	—	(3,828)

Net Change in Unrealized Gains (Losses)	14,531	5,796	11,188	(604)

Net Realized and Unrealized Gains	8,582	6,677	3,598	1,587

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,311	$5,159	$2,982	$(569)

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

	Six Months Ended		For the Year Ended
	May 31,		November 30,
	2009		2008
	(Unaudited)
OPERATIONS
Net investment loss	$(616)		$(3,532)
Net realized gains (losses)	(7,590)		7,483
Net change in unrealized gains (losses)	11,188		(67,004)
Net change in unrealized losses — conversion to taxable corporation	—		(3,810)

Net Increase (Decrease) in Net Assets Resulting from Operations	2,982		(66,863)

DIVIDENDS AND DISTRIBUTIONS
Dividends	—		—
Distributions — return of capital	(7,072	) (1)	(16,766	) (2)

Dividends and Distributions	(7,072)		(16,766)

CAPITAL STOCK TRANSACTIONS
Issuance of 52,540 shares of common stock from reinvestment of dividends	—		1,183

Increase in Net Assets from Capital Stock Transactions	—		1,183

Total Decrease in Net Assets	(4,090)		(82,446)

NET ASSETS
Beginning of period	162,687		245,133

End of period	$158,597		$162,687

(1)
This is an estimate of the characterization of the distributions paid to common stockholders for the six months ended May 31, 2009 as either a dividend (ordinary income) or distribution (return of capital). This estimate is based on the Company’s operating results during the period. The actual characterization of the common stock distributions made during the current year will not be determinable until after the end of the fiscal year when the Company can determine earnings and profits and, therefore, it may differ from the preliminary estimates.

(2)
All distributions paid to common stockholders for the fiscal year ended November 30, 2008 were characterized as distributions (return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)
(UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$2,982	$(569)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(14,264)	(27,539)
Sale of U.S. Treasury Bills	—	14,250
Proceeds from sale of long-term investments	20,743	47,952
Sale (purchase) of short-term investments, net	(3,212)	3,492
Realized losses (gains) on investments	12,466	(3,489)
Return of capital distributions	7,530	9,019
Unrealized gains on investments (excluding impact of $28 and $0 of foreign currency translations)	(18,356)	(5,133)
Deferred income tax provision	1,918	5,738
Accretion of bond discount	(337)	(286)
Decrease (increase) in deposits with brokers	123	(1)
Decrease (increase) in receivable for securities sold	(1,376)	491
Decrease (increase) in interest, dividends and distributions receivable	(42)	1,148
Decrease in prepaid expenses and other assets	348	340
Increase (decrease) in payable for securities purchased	4,288	(6,721)
Decrease in investment management fee payable	(296)	(7)
Decrease in accrued directors’ fees and expenses	(3)	(2)
Increase (decrease) in accrued expenses and other liabilities	(440)	111

Net Cash Provided by Operating Activities	12,072	38,794

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior secured revolving credit facility	(5,000)	(17,000)
Repayments of treasury secured revolving credit facility	—	(14,000)
Cash distributions to shareholders	(7,072)	(7,794)

Net Cash Used in Financing Activities	(12,072)	(38,794)

NET INCREASE (DECREASE) IN CASH	—	—
CASH — BEGINNING OF PERIOD	—	—

CASH — END OF PERIOD	$—	$—

Supplemental disclosure of cash flow information:
Non-cash financing activities not included herein consist of reinvestment of distributions pursuant to the Company’s dividend reinvestment plan of $0 and $498 for the six months ended May 31, 2009 and May 31, 2008, respectively.
During the six months ended May 31, 2009, there were no income taxes paid and interest paid was $1,009. During the six months ended May 31, 2008, state income taxes paid were $37 and interest paid was $2,151.
See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
1. ORGANIZATION
Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced investment operations on September 21, 2006. The Company’s shares of common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “KED.” For the fiscal year ended November 30, 2007 and prior, the Company was treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Since December 1, 2007, the Company has been taxed as a corporation (see Note 4—Income Taxes).
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

•
Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors reviews the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consist of certain limited procedures that the Company identified and requested them to perform. For the quarter ended May 31, 2009, the independent valuation firm provided limited procedures on investments in seven portfolio companies comprising approximately 53.7% of the total investments (62.4% of net assets and 45.7% of total assets) at fair value as of May 31, 2009. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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
At May 31, 2009, the Company held 62.4% of its net assets applicable to common stockholders (45.7% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at May 31, 2009 was $98,919 (See Note 8 — Restricted Securities).
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

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
Distributions received, estimated as return of capital portion	89%	97%	89%	97%
Return of capital — attributable to Net Realized Gains	$1,902	$367	$2,471	$603
Return of capital — attributable to Net Change in Unrealized Gains	1,504	4,330	5,059	8,416

Total return of capital	$3,406	$4,697	$7,530	$9,019

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
During the three and six months ended May 31, 2009, the Company received $60 and $120 of paid in-kind stock dividends in total from Enbridge Energy Management, L.L.C. and Kinder Morgan Management, LLC. For these comparative periods in fiscal 2008, the Company received $52 and $216 of paid in-kind stock dividends in total from these entities. Paid in-kind stock dividends consist of additional units of Enbridge Energy Management, L.L.C. and Kinder Morgan Management, LLC. The additional units are not reflected in investment income during the period received but are recorded as unrealized gains upon receipt.
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
The Company invests primarily in MLPs, which generally are treated as partnerships for federal income tax purposes. As a limited partner in the MLPs, the Company includes its allocable share of the MLP’s taxable income in computing its own taxable income. Deferred income taxes reflect (i) taxes on unrealized gains / (losses), which are attributable to the temporary differences between fair market value and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating losses. To the extent the Company has a deferred tax asset, consideration is given as to whether or not a valuation allowance is required. The need to establish a valuation allowance for deferred tax assets is assessed periodically by the Company based on the criterion established by the Statement of Financial Accounting Standards, Accounting for Income Taxes (“SFAS No. 109”), that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In the assessment for a valuation allowance, consideration is given to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability (which are highly dependent on cash distributions from the Company’s MLP holdings), the duration of statutory carryforward periods and the associated risk that operating loss carryforwards may expire unused.

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
N. Option Writing — When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If the Company repurchases a written call option prior to its exercise, the difference between the premium received and the amount paid to repurchase the option is treated as a realized gain or loss. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. If a put option is exercised, the premium reduces the cost basis of the securities purchased by the Company. The Company, as the writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. See Note 6 — Option Contracts for more detail on option contracts written and purchased.

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

The following table presents our assets measured at fair value on a recurring basis at May 31, 2009. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment. For instance, the Company’s repurchase agreements, which are collateralized by U.S. Treasury notes, are generally high quality and liquid; however, the Company reflects these repurchase agreements as Level 2 because the inputs used to determine fair value may not always be quoted prices in an active market.

		Quoted Prices in	Prices with Other	One or More
		Active Markets	Observable Inputs	Unobservable Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)
Long-Term Investments	$174,501	$49,954	$25,628	$98,919
Repurchase Agreements	9,537	—	9,537	—

Total assets at fair value	$184,038	$49,954	$35,165	$98,919

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
The Company did not have any liabilities that were measured at fair value on a recurring basis at May 31, 2009.
The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended May 31, 2009.

Three Months Ended
May 31, 2009
Balance — February 28, 2009	$103,495
Transfers out of Level 3	(7,936)
Realized gains	—
Unrealized gains, net	1,431
Purchases, issuances or settlements	1,929

Balance — May 31, 2009	$98,919

Six Months Ended
May 31, 2009
Balance — November 30, 2008	$114,708
Transfers out of Level 3	(8,390)
Realized gains	—
Unrealized losses, net	(9,328)
Purchases, issuances or settlements	1,929

Balance — May 31, 2009	$98,919

The $1,431 of unrealized gains, net, and $9,328 of unrealized losses, net, presented in the tables above for the three and six months ended May 31, 2009 relate to investments that are still held at May 31, 2009, and the Company presents these unrealized gains (losses) on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).
The Company did not have any liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at May 31, 2009.
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

	May 31,	November 30,
	2009	2008
	(Unaudited)
Deferred tax assets:
Organizational costs	$19	$19
Net operating loss carryforwards	10,740	4,846
Net unrealized losses on investment securities	21,906	28,329
Deferred tax liabilities:
Basis reduction of investments in MLPs	(3,212)	(1,824)

Total net deferred tax asset	$29,453	$31,370

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
At May 31, 2009 the Company had a federal net operating loss carryforward of $29,178 (deferred tax asset of $9,907). The federal net operating loss carryforward available is subject to limitations on annual usage. Realization of the deferred tax assets and net operating loss carryforwards are dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. If not utilized, $2,013, $11,338 and $15,827 of the net operating loss carryforward will expire in 2027, 2028 and 2029, respectively. In addition, the Company has state net operating losses which total approximately $27,065 (deferred tax asset of $833). These state net operating losses begin to expire in 2014 through 2029.
The Company periodically reviews the recoverability of its deferred tax asset based on the weight of objective evidence and criteria of whether it is more likely than not that the asset would be utilized under SFAS 109. The Company’s analysis of the need for a valuation allowance considers that it has incurred a cumulative loss over the three year period ended November 30, 2008 and through second quarter 2009. A significant portion of the Company’s net pre-tax losses related to unrealized depreciation of investments occurred during the fiscal fourth quarter of 2008 as a result of the unprecedented decline in the overall financial, commodity and MLP markets.
When assessing the recoverability of its deferred tax asset, significant weight was given to the Company’s forecast of future taxable income, which is based principally on the expected continuation of cash distributions from the Company’s MLP holdings and interest income from its fixed income holdings at or near current levels. Consideration was also given to the effects of potential of additional future realized and unrealized losses on investments and the period over which these deferred tax assets can be realized, as the expiration dates for the federal tax loss carryforwards are 18 and 20 years.
Based on the Company’s assessment, it has determined that it is more likely than not that the net deferred tax asset will be realized through future taxable income of the appropriate character. Accordingly, no valuation allowance has been established for the Company’s net deferred tax asset.
The Company will continue to assess the need for a valuation allowance in the future. The Company will review its financial forecasts in relation to actual results and expected trends on an ongoing basis. Unexpected significant decreases in cash distributions from the Company’s MLP holdings or significant further declines in the fair value of its portfolio of investments may change the Company’s assessment regarding the recoverability of its deferred tax asset and would likely result in a valuation allowance. If a valuation allowance is required to reduce the deferred tax asset in the future, it could have a material impact on the Company’s net asset value and results of operations in the period it is recorded.
As of May 31, 2009 and November 30, 2008, the identified cost of investments for federal income tax purposes was $243,233 and $264,473, respectively. The cost basis of investments includes a $12,256 and $13,943 reduction in basis attributable to the Company’s portion of the allocated losses from its MLP investments at May 31, 2009 and November 30, 2008, respectively. Gross unrealized appreciation and depreciation of investments for federal income tax purposes were as follows:

	May 31,	November 30,
	2009	2008
	(Unaudited)
Gross unrealized appreciation of investments	$5,912	$2,205
Gross unrealized depreciation of investments	(65,107)	(78,069)

Net unrealized appreciation before tax	$(59,195)	$(75,864)

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
Components of the Company’s income tax benefit (expense) for the following comparative periods were as follows:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
Deferred income tax benefit — net investment loss	$204	$899	$396	$1,296
Deferred income tax benefit (expense) — realized losses (gains)	3,970	(522)	4,882	(1,298)
Deferred income tax expense — unrealized gains	(9,056)	(3,433)	(7,196)	(1,909)
Deferred income tax expense — conversion to a taxable corporation	—	—	—	(3,828)

Income tax expense	$(4,882)	$(3,056)	$(1,918)	$(5,739)

The Company adopted FIN 48 as of December 1, 2007, and the adoption of the interpretation did not have a material effect on the Company’s net asset value. The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Consolidated Statement of Operations. As of May 31, 2009, the Company does not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.
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

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
Base management fees	$776	$1,344	$1,553	$2,724

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
Affiliated Investments.
Direct Fuels Partners, L.P. — At May 31, 2009, the Company held a 38% limited partnership interest in Direct Fuels Partners, L.P. (“Direct Fuels”). The Company believes that the limited partner interests of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. Although the Company does not own any interest in the general partner of Direct Fuels, it believes that it may be an affiliate of Direct Fuels under the 1940 Act by virtue of its participation on the board of the general partner.
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
Quest Midstream Partners, L.P. — At May 31, 2009, the Company held a 2.5% limited partnership interest in Quest Midstream Partners, L.P. (“Quest”). The Company believes that the limited partner interests of Quest should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Executive Vice Presidents served as a director on the board of the general partner for Quest as of May 31, 2009 but subsequently resigned from the board of directors on June 30, 2009. The Company has observation rights with respect to Quest’s future board meetings. Although the Company does not own any interest in the general partner of Quest, it believes that it may be an affiliate of Quest under the 1940 Act by virtue of its participation on the board of the general partner.
VantaCore Partners LP — At May 31, 2009, the Company held a 39% limited partnership interest in VantaCore Partners LP (“VantaCore”). The Company believes that the limited partner interests of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Senior Vice Presidents serves as a director on the board of the general partner for VantaCore. Although the Company does not own any interest in the general partner of VantaCore, it believes that it may be an affiliate of VantaCore under the 1940 Act by virtue of its participation on the board of the general partner.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
Non-Affiliated Investments.
International Resource Partners LP — At May 31, 2009, the Company held a 28% limited partnership interest in International Resource Partners LP (“IRP”). The Company believes that the limited partner interests of IRP should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company does not have a member of its management team serving as a director on the board of the general partner for IRP, but does have observation rights with respect to IRP’s board meetings. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRP. Accordingly, the Company believes that it is not an affiliate of IRP under the 1940 Act.
6. OPTION CONTRACTS
Transactions in option contracts for the six months ended May 31, 2009 were as follows:

	Number of
	Contracts	Premium
Options outstanding at beginning of period	—	—
Options written	665	$97
Options exercised	(505)	(80)
Options expired	(160)	(17)

Options outstanding at end of period	—	$—

For the three months ended May 31, 2009, options written totaled 505 contracts for a premium of $80.
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
The Company is exposed to financial market risks, including changes in interest rates and in the valuations of its investment portfolio. The Company may write (sell) call options with the purpose of reducing its holding of certain securities. A call option on a security is a contract that gives the holder of the option, in return for a premium, the right to buy from the writer of the option the security underlying the option at a specified exercise price at any time during the term of the option. The writer of an option on a security has the obligation upon exercise of the option to deliver the underlying security upon payment of the exercise price. The successful use of options depends in part on the degree of correlation between the options and securities. See Note 2 — Significant Accounting Policies for more detail on option contracts written.
The following table sets forth the effect of derivative instruments on the Consolidated Statement of Operations.

		Amount of Realized Gain Recognized
		in Income on Derivatives
Derivatives not accounted for as hedging	Location of Gain	For the Six Months Ended
instruments under SFAS No. 133	on Derivatives Recognized in Income	May 31, 2009
Call options	Net Realized Gain — Options	$17

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
7. INVESTMENT TRANSACTIONS
The following table sets forth the Company’s purchases and sales of securities, exclusive of short-term investments other than U.S. Treasuries, for each comparative period.

	For the six months ended
	May 31,	May 31,
	2009	2008
Securities purchased	$14,264	$27,539

Securities sold, excluding U.S. Treasuries	$20,743	$47,952
Sales of U.S. Treasuries	—	14,250

Total securities sold	$20,743	$62,202

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
At May 31, 2009, the Company held the following restricted securities.

			Number of
			Units,
			Warrants, or			Fair Value	Percent	Percent
		Type of	Principal ($)	Cost	Fair	per Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C.	Class D Units	(1)	76	$2,000	$1,077	$14.14	0.7%	0.5%
Direct Fuels Partners, L.P (2)	Class A Common Units	(3)	2,500	43,023	33,750	13.50	21.3	15.6
Direct Fuels Partners, L.P.	Class A Convertible Preferred Units	(3)	96	1,929	1,881	19.50	1.2	0.9
Eagle Rock Energy Partners, L.P.	Common Units	(1)(4)	491	5,705	1,340	2.73	0.9	0.6
International Resource Partners LP (5)	Class A Common Units	(3)	1,500	26,154	27,000	18.00	17.0	12.5
ProPetro Services, Inc.	Warrants	(3)	2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Term Loan	(3)	$35,000	32,761	4,500	n/a	2.8	2.1
Quest Midstream Partners, L.P.	Common Units	(3)	350	6,625	2,275	6.50	1.4	1.0
VantaCore Partners LP (6)	Class A Common Units	(3)	1,465	26,208	27,096	18.50	17.1	12.5

Total of securities valued in accordance with procedures established by the board of directors(7)				$146,874	$98,919		62.4%	45.7%

Athabasca Oil Sands Corp.	Corporate Bond		$2,500	$2,434	$2,133	n/a	1.3%	1.0%
DCP Midstream, LLC	Corporate Bond		$1,000	992	1,043	n/a	0.6	0.5
Dresser, Inc.	Term Loan		$5,000	4,820	3,200	n/a	2.0	1.5
Energy Future Holdings Corp.	Term Loan		$4,737	3,534	3,298	n/a	2.1	1.5
Energy Future Holdings Corp.	Corporate Bond		$2,000	810	800	n/a	0.5	0.4
Hilcorp Energy Company	Corporate Bond		$5,585	5,184	4,803	n/a	3.0	2.2
Knight, Inc.	Corporate Bond		$7,530	7,110	7,285	n/a	4.6	3.3
Stallion Oilfield Services Ltd.	Term Loan		$5,000	4,931	1,450	n/a	0.9	0.7
Targa Resources, Inc.	Corporate Bond		$2,155	2,188	1,541	n/a	1.0	0.7
Trident Resources Corp.	Warrants		100	411	75	$0.75	0.1	—

Total of securities valued by prices provided by market maker or independent pricing service(3)(8)				$32,414	$25,628		16.1%	11.8%

Total of all restricted securities				$179,288	$124,547		78.5%	57.5%

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

(3)	Unregistered security of a private company.

(4)	Unregistered Common Units were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P. (sale was consummated on October 1, 2008).

(5)
The Company’s investment in International Resource Partners LP includes 10 incentive distribution rights (10% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(6)	The Company’s investment in VantaCore Partners LP includes 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(7)
Restricted securities that represent Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2—Significant Accounting Policies.

(8)
Restricted securities that represent Level 2 categorization under SFAS No. 157. Securities with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank, principal market maker or an independent pricing service as more fully described in Note 2 —Significant Accounting Policies. These securities have limited trading volume and are not listed on a national exchange.

At November 30, 2008, the Company held the following restricted securities.

			Number of
			Units,
			Warrants, or			Fair Value	Percent	Percent
		Type of	Principal ($)	Cost	Fair	per Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C.	Class D Units	(1)	76	$2,000	$750	$9.85	0.5%	0.3%
Direct Fuels Partners, L.P (2)	Class A Common Units	(3)	2,500	45,048	37,500	15.00	23.0	16.9
Eagle Rock Energy Partners, L.P.	Common Units	(1)	1,013	13,233	7,754	7.65	4.8	3.5
Eagle Rock Energy Partners, L.P.	Common Units	(1)(4)	582	6,989	4,069	6.99	2.5	1.8
International Resource Partners LP (5)	Class A Common Units	(3)	1,500	27,234	24,000	16.00	14.8	10.8
ProPetro Services, Inc.	Warrants	(3)	2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Term Loan	(3)	$35,000	32,550	10,000	n/a	6.1	4.5
Quest Midstream Partners, L.P.	Common Units	(3)	350	6,625	4,637	13.25	2.8	2.1
VantaCore Partners LP (6)	Class A Common Units	(3)	1,465	27,526	25,998	17.75	16.0	11.7

Total of securities valued in accordance with procedures established by the board of directors(7)				$163,674	$114,708		70.5%	51.6%

Athabasca Oil Sands Corp.	Corporate Bond		$2,500	$2,434	$1,873	n/a	1.2%	0.9%
Dresser, Inc.	Term Loan		$5,000	4,805	3,150	n/a	1.9	1.4
Energy Future Holdings Corp.	Term Loan		$2,500	1,967	1,725	n/a	1.1	0.8
Hilcorp Energy Company	Corporate Bond		$4,000	3,811	2,860	n/a	1.8	1.3
Knight, Inc.	Corporate Bond		$7,530	7,055	6,024	n/a	3.7	2.7
Stallion Oilfield Services Ltd.	Term Loan		$5,000	4,922	2,625	n/a	1.6	1.2
Targa Resources, Inc.	Corporate Bond		$2,155	2,192	1,185	n/a	0.7	0.5
Targa Resources Investments, Inc.	Term Loan		$1,046	760	471	n/a	0.3	0.2
Trident Resources Corp.	Warrants		100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service(3)(8)				$28,357	$19,988		12.3%	9.0%

Total of all restricted securities				$192,031	$134,696		82.8%	60.6%

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

(3)	Unregistered security of a private company.

(4)	Unregistered Common Units were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P. (sale was consummated on October 1, 2008).

(5)
The Company’s investment in International Resource Partners LP includes 10 incentive distribution rights (10% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(6)	The Company’s investment in VantaCore Partners LP includes 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(7)
Restricted securities that represent Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2—Significant Accounting Policies.

(8)
Restricted securities that represent Level 2 categorization under SFAS No. 157. Securities with a fair market value determined by the mean of the bid and ask prices provided by a syndicate bank, principal market maker or an independent pricing service as more fully described in Note 2 —Significant Accounting Policies. These securities have limited trading volume and are not listed on a national exchange.

9. SENIOR SECURED AND TREASURY SECURED REVOLVING CREDIT FACILITIES
On June 4, 2007, the Company established two credit facilities totaling $200,000. Unless otherwise terminated in advance, the two credit facilities terminate no later than June 4, 2010. The first facility, the Senior Secured Revolving Credit Facility (the “Investment Facility”) has availability of $100,000 with the ability to increase availability to $250,000. Interest on the Investment Facility is charged at LIBOR plus 125 basis points or the prime rate plus 25 basis points. The second facility, the Treasury Secured Revolving Credit Facility (the “Treasury Facility”), permitted the Company to borrow up to $100,000 and invest the proceeds in U.S. government securities. Interest on the Treasury Facility was charged at LIBOR plus 20 basis points or the prime rate.
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
On September 19, 2008, the Company amended the Investment Facility to modify the calculation of its borrowing base. The modification was driven by the Company’s stated strategy to increase its portfolio of private MLPs and decrease its holdings of private debt securities.

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
As of May 31, 2009, the Company had $52,000 of borrowings under its Investment Facility at an interest rate of 1.57% and had a borrowing base of $74,357 (69.9% of borrowing base). The maximum amount that the Company can borrow under its Investment Facility is limited to the lesser of the commitment amount of $100,000 and its borrowing base.
As of May 31, 2009, the Company was in compliance with all financial and operational covenants required by the Investment Facility.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
10. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended May 31, 2009; the years ended November 30, 2008 and 2007, and the period September 21, 2006 (inception) to November 30, 2006.

	May 31,		November 30,	November 30,	November 30,
	2009		2008	2007	2006
	(Unaudited)
Per Share of Common Stock(1)
Net asset value, beginning of period	$16.10		$24.39	$24.19	$23.32

Net investment income (loss)	(0.06)		(0.35)	0.36	0.09
Net realized and unrealized gain (loss) on investments	0.36		(5.89)	1.18	0.78
Net change in unrealized losses — conversion to taxable corporation	—		(0.38)	—	—

Total income (loss) from investment operations	0.30		(6.62)	1.54	0.87

Dividends(2)	—		—	(0.95)	—
Distributions from net realized long-term capital gains(2)	—		—	(0.15)	—
Distributions — return of capital(2)	(0.70)		(1.67)	(0.24)	—

Total Dividends and Distributions	(0.70)		(1.67)	(1.34)	—

Net asset value, end of period	$15.70		$16.10	$24.39	$24.19

Market value per share, end of period	$12.33		$9.63	$23.14	$22.32

Total investment return based on market value(3)	35.6%		(54.8)%	9.3%	(10.7)%

Supplemental Data and Ratios(4)
Net assets, end of period	$158,597		$162,687	$245,133	$241,914
Ratio of expenses to average net assets:(5)
Management fees	2.0%		2.4%	2.0%	1.7%
Other expenses	1.4%		1.1%	0.8%	1.4%

Subtotal	3.4%		3.5%	2.8%	3.1%

Interest expense	0.9%		2.0%	1.0%	—
Management fee waivers	—		—	(0.4)%	(0.5)%
Bad debt expense	—		0.4%	—	—
Tax expense (benefit)	2.5%		(15.5)%	0.8%	—

Total expenses	6.8%		(9.6)%	4.2%	2.6%

Ratio of net investment income (loss) to average net assets	(0.8)%		(1.6)%	1.5%	1.9%
Net increase (decrease) in net assets resulting from operations to average net assets	1.9	%(6)	(31.1)%	6.2%	3.7	%(6)
Portfolio turnover rate	8.2	%(6)	27.0%	28.8%	5.6	%(6)
Average net assets	$156,236		$214,818	$248,734	$235,199
Average amount of borrowings outstanding under the Credit Facilities	$54,445		$75,563	$32,584	—
Average amount of borrowings outstanding per share of common stock during the period	$5.39		$7.50	$3.25	—

(1)
Based on average shares of common stock outstanding of 10,102,986 for the six months ended May 31, 2009, 10,073,398 for year ended November 30, 2008, 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

(2)
The information presented for the six months ended May 31, 2009 is a current estimate of the characterization of the distributions paid to common stockholders. The information presented for each of the other periods is a characterization of a portion of the total distributions paid to common stockholders as either dividends (ordinary income) or distributions (return of capital). This characterization is based on the Company’s earnings and profits.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

(3)
Not annualized for the six months ended May 31, 2009 and for the period September 21, 2006 through November 30, 2006. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of distributions, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(4)	Unless otherwise noted, ratios are annualized.

(5)	The following table sets forth the components of the ratio of expenses to average total assets.

	For the Period
	Ended	As of November 30,
	May 31, 2009	2008	2007	2006
	(Unaudited)
Management fees	1.5%	1.7%	1.7%	1.6%
Other expenses	1.0	0.8	0.7	1.3

Subtotal	2.5%	2.5%	2.4%	2.9%

Interest expense	0.6	1.4	0.9	—
Management fee waivers	—	—	(0.4)	(0.4)
Bad debt expense	—	0.3	—	—
Tax expense (benefit)	1.8	(11.1)	0.7	—

Total expenses	4.9%	(6.9)%	3.6%	2.5%

Average total assets	$215,637	$302,007	$290,922	$246,802

(6)	Not annualized.
11. COMMON STOCK
The Company has 200,000,000 shares of common stock authorized. There were no transactions in common shares for the six months ended May 31, 2009, and shares outstanding at both May 31, 2009 and November 30, 2008 totaled 10,102,986.
12. SUBSEQUENT EVENTS
On June 15, 2009, the Custody Agreement between the Company and Custodial Trust Company (“CTC’) was assigned by CTC to its affiliate, JPMorgan Chase Bank, N.A.
On July 1, 2009, the Company declared its quarterly distribution of $0.30 per common share for the period March 1, 2009 to May 31, 2009 for a total of $3,031. The distribution is payable on July 30, 2009 to shareholders of record on July 17, 2009.

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
Forward-Looking Statements
Certain statements in this Form 10-Q include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties, and other factors that could cause our actual results to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
•	Our future operating results;

•	Our business prospects and the prospects of our portfolio companies and their ability to achieve their objectives;

•	Our ability to make investments consistent with our investment objective;

•	The impact of investments that we expect to make;

•	Our contractual arrangements and relationships with third parties;

•	The dependence of our future success on the general economy and its impact on the energy industry;

•	Our expected debt and equity financings and investments;

•	The adequacy of our cash resources and working capital; and

•	The timing of cash flows, if any, from the operations of our portfolio companies.

•	We undertake no obligation to update or revise any forward-looking statements made herein.
Overview
Kayne Anderson Energy Development Company (“we,” “us,” and “our”) is a non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Our common stock began trading on the NYSE on September 21, 2006 through our initial public offering of 10,000,000 shares of common stock at $25.00 per share. By electing to be treated as a BDC, we are subject to provision of the 1940 Act, including the requirements that we must have at least 70% of assets in “eligible portfolio companies,” generally defined as private companies with at principal place of business in the United States.
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
We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings, including borrowings under our credit facility. We currently expect to use leverage in an aggregate amount equal to 25% — 30% of our total assets, which includes assets obtained through such leverage. As of May 31, 2009, our leverage to total assets was 24.0%.
Portfolio and Investment Activity
Our investments as of May 31, 2009 were comprised of equity securities of $144.4 million and fixed income investments of $30.1 million. Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of May 31, 2009, 42%, or $12.5 million, of our interest-bearing portfolio is floating rate debt and 58%, or $17.6 million, is fixed rate debt.
Our portfolio allocations as of May 31, 2009 and November 30, 2008 are set forth below. For both periods our portfolio remains below its target of 70% for private MLPs. Over time, the Company intends to rotate out of certain public MLPs and fixed income securities and into additional private MLPs as attractive investment opportunities arise.

	Number of Portfolio Companies at		Percent of Long-Term Investments at
	May 31,	November 30,	May 31,	November 30,
	2009	2008	2009	2008
Publicly Traded MLP and MLP Affiliate	33	43	30.0%	33.0%
Private MLP	4	4	52.7	50.6
Other Private Equity	1	1	0.1	0.0
Fixed Income Investments	9	9	17.2	16.4

	47	57	100.0%	100.0%

Our Top Ten Portfolio Investments as of May 31, 2009
Listed below are our top ten portfolio investments as of May 31, 2009, represented as a percentage of our total assets.

	Public/	Equity/		Amount	Percent of
Investment	Private	Debt	Sector	($ in millions)	Total Assets(1)
1. Direct Fuels Partners, L.P.(2)	Private	Equity	Midstream	$35.6	16.4%
2. VantaCore Partners LP(3)	Private	Equity	Aggregates and Mining	27.1	12.5
3. International Resource Partners LP(4)	Private	Equity	Coal	27.0	12.5
4. Knight, Inc.	Private	Debt	Midstream	7.3	3.4
5. Enterprise Products Partners L.P.	Public	Equity	Midstream	5.4	2.5
6. Hilcorp Energy Company	Private	Debt	Upstream	4.8	2.2
7. Plains All American Pipeline, L.P.	Public	Equity	Midstream	4.6	2.1
8. ProPetro Services, Inc.(5)	Private	Debt	Oilfield Services	4.5	2.1
9. Eagle Rock Energy Partners, L.P.(6)	Public	Equity	Midstream/Upstream	4.4	2.0
10. Energy Future Holdings Corp.	Private	Debt	Other	4.1	1.9

				$124.8	57.6%

(1)	Total assets were $216.6 million as of May 31, 2009.

(2)
Our investment in Direct Fuels Partners, L.P. includes 2,500,000 Class A Common Units and 96,448 Class A Convertible Preferred Units, which represents a 38% limited partnership interest, and 200 incentive distribution rights (20% of total outstanding incentive distribution rights).

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

(6)
Following the sale of Millennium Midstream Partners, L.P. to Eagle Rock Energy Partners, L.P. (“Eagle Rock”), which was completed on October 1, 2008, our investment initially consisted of 1,700,050 unregistered Common Units, of which 687,022 were placed in escrow for a period of 18 months. Following certain post-closing adjustments, our investment in Eagle Rock consists of 1,013,037 unregistered Common Units which may be sold pursuant to Rule 144 and 491,462 unregistered Common Units have been placed into escrow for up to 18 months from closing, pending claims that could reduce Eagle Rock’s purchase price of Millennium.

Results of Operations — For the three and six months ended May 31, 2009
Set forth below is an explanation of our results of operations for the three and six months ended May 31, 2009, respectively.
Investment Income. Investment income totaled $1.1 million and $2.3 million and consisted primarily of interest income on our fixed income investments and net dividends and distributions. We received $3.8 million and $8.4 million of cash dividends and distributions, of which $3.4 million and $7.5 million was treated as a return of capital during the period.

Operating Expenses. Operating expenses totaled $1.6 million and $3.4 million, including $0.8 million and $1.6 million of base investment management fees; $0.3 million and $0.7 million for interest expense and $0.5 million and $1.1 million for other operating expenses. Base investment management fees were equal to an annual rate of 1.75% of average total assets.
Net Investment Loss. Our net investment loss totaled $0.3 million and $0.6 million and included a deferred income tax benefit of $0.2 million and $0.4 million.
Net Realized Losses. We had net realized losses from our investments of $5.9 million and $7.6 million, net of $4.0 million and $4.9 million of deferred tax benefit. During the second quarter, we elected to monetize certain public MLP investments that had either eliminated or substantially decreased their quarterly distributions. These sales accounted for the majority of our realized losses during the quarter.
Net Change in Unrealized Gains. We had net unrealized gains of $14.5 million and $11.2 million. This net unrealized gain consisted of $23.6 million and $18.4 million of unrealized gains from investments and a deferred tax expense of $9.1 million and $7.2 million.
Net Increase in Net Assets Resulting from Operations. We had an increase in net assets resulting from operations of $8.3 million and $3.0 million. This increase is composed of the net unrealized gains of $14.5 million and $11.2 million; net realized losses of $5.9 million and $7.6 million and net investment losses of $0.3 million and $0.6 million as noted above.
Results of Operations — For the three and six months ended May 31, 2008
Set forth below is an explanation of our results of operations for the three and six months ended May 31, 2008, respectively.
Investment Income. Investment income totaled $1.2 million and $3.8 million and consisted primarily of interest income on our short-term investments in fixed income investments and repurchase agreements. We received $4.9 million and $9.3 million of cash dividends and distributions, of which $4.7 million and $9.0 million was treated as a return of capital during the period. Our interest income for the second quarter 2008 decreased by $1.5 million compared to the first quarter 2008, and $1.1 million of this decrease was attributable to our election to no longer accrue interest on our ProPetro investment.
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
Net Increase (Decrease) in Net Assets Resulting from Operations. For the three months ended, our net increase in net assets resulting from operations for the period was $5.2 million. This increase is composed of the net unrealized gains of $5.8 million; net realized gains of $0.9 million and net investment losses of $1.5 million as noted above.
For the six months ended, our net decrease in net assets resulting from operations for the period was $0.6 million. This decrease is composed of the net unrealized losses of $0.6 million; net realized gains of $2.2 million and net investment losses of $2.2 million as noted above.
Liquidity and Capital Resources
As of May 31, 2009, we had approximately $9.5 million invested in short-term repurchase agreements. As of June 30, 2009, we had approximately $8.8 million in repurchase agreements. Our repurchase agreements are collateralized by U.S. Treasury notes, and our counterparty is J.P. Morgan Securities Inc.
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
As of May 31, 2009, we had $52.0 million of borrowings under our Investment Facility at an interest rate of 1.57%, and we had a borrowing base of $74.4 million. As of June 30, 2009, we had $52.0 million of borrowings at an interest rate of 1.56%, and our borrowing base was $74.3 million. The maximum amount that we can borrow under our Investment Facility is limited to the lesser of our commitment amount of $100 million and our borrowing base.
Contractual Obligations
Investment Management Agreement. We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three and six months ended May 31, 2009, we accrued and paid $0.8 million and $1.6 million in base management fees and did not accrue or pay any incentive fees. We do not pay management fees on deferred taxes.

As of May 31, 2009, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility described above under “Liquidity and Capital Resources.”
The following table summarizes our obligations as of May 31, 2009 over the following periods for the Investment Facility.

	Payments by Period ($ in Millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility(1)	$52.0	—	$52.0	—	—

(1)
The maximum amount that we can borrow under our credit facility is limited to the lesser of the commitment amount of $100 million and our borrowing base. As of May 31, 2009, we had a borrowing base of $74.4 million.

Distributions
Payment of future distributions is subject to board approval, as well as meeting the covenants of the Company’s senior debt. During the quarter ended May 31, 2009 we paid distributions totaling $3.5 million ($0.35 per common share).
On July 1, 2009, we declared our quarterly distribution of $0.30 per common share for the period March 1, 2009 to May 31, 2009 for a total of $3.0 million. The distribution is payable on July 30, 2009 to shareholders of record on July 17, 2009. It is anticipated that substantially all of this distribution will be treated as a return of capital for tax purposes.
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
Off-Balance Sheet Arrangements
At May 31, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates and in the valuations of our investment portfolio.
Interest Rate Risk. Interest rate risk primarily results from variable rate debt securities in which we invest and from borrowings under our Investment Facility. Debt investments in our portfolio are based on floating and fixed rates. Debt investments bearing a floating interest rate are usually based on a LIBOR and a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of May 31, 2009, the fair value of our floating rate investments, excluding our ProPetro investment where we are not accruing interest, totaled approximately $8.0 million, or 31% of our total debt investments of $25.6 million (excluding ProPetro). Based on sensitivity analysis of the floating rate debt investment portfolio at May 31, 2009 ($14.7 million par value), we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended May 31, 2010 would either decrease or increase net investment income before income taxes by approximately $0.1 million.
As of May 31, 2009, we had $52.0 million of borrowings under our Investment Facility at an interest rate of 1.57%. This interest rate is based on LIBOR. Based on sensitivity analysis of the Investment Facility at May 31, 2009, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended May 31, 2010 would either decrease or increase net investment income before income taxes by approximately $0.5 million.
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

ITEM 4. CONTROLS AND PROCEDURES
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
ITEM 1. LEGAL PROCEEDINGS
We are not a party in any material pending legal proceeding, and no such material proceedings are known by us to be contemplated by governmental authorities.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended November 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit
Number	Description
3.1	Charter — Form of Articles of Amendment and Restatement*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*
10.2	Administration Agreement between Registrant and Ultimus Fund Solutions, LLC.**
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company (as assigned to JPMorgan Chase Bank, N.A.).*
10.4	Form of Amended Dividend Reinvestment Plan.***
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*
10.7
Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007.****

10.8
First Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated February 21, 2008.*****

10.9
Second Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated September 19, 2008. ******

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith.
99.1	Form of Fee Waiver Relating to Treasury Credit Investments between Registrant and KA Fund Advisors, LLC.****

*
Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006 and incorporated by reference herein.

**
Previously filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 814-00725), as filed with the Securities and Exchange Commission on March 6, 2009 and incorporated by reference herein.

***
Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725), as filed with the Securities and Exchange Commission on April 9, 2009 and incorporated by reference herein.

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

******	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725) as filed with the SEC on October 10, 2008 and incorporated by reference herein.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
Date: July 9, 2009	By:	/s/ Kevin S. McCarthy
Kevin S. McCarthy
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 9, 2009	By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Charter — Form of Articles of Amendment and Restatement*
3.2	Amended and Restated Bylaws.*
4.1	Form of Common Stock Certificate.*
10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*
10.2	Administration Agreement between Registrant and Ultimus Fund Solutions, LLC.**
10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company (as assigned to JPMorgan Chase Bank, N.A.).*
10.4	Form of Amended Dividend Reinvestment Plan.***
10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*
10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*
10.7
Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as administrative agent for the lenders, and Citibank, N.A. as syndication agent, dated June 4, 2007.****

10.8
First Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated February 21, 2008.*****

10.9
Second Amendment to Senior Secured Revolving Credit Agreement between Registrant, the lenders party thereto, SunTrust Bank, as Administrative Agent for the Lenders, and Citibank N.A., as Syndication Agent, dated September 19, 2008. ******

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — filed herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished herewith.
99.1	Form of Fee Waiver Relating to Treasury Credit Investments between Registrant and KA Fund Advisors, LLC.****

*
Previously filed as an exhibit to Registrant’s Pre-Effective Amendment No. 5 to its Registration Statement on Form N-2 (File No. 333-134829) as filed with the Securities and Exchange Commission on September 18, 2006 and incorporated by reference herein.

**
Previously filed as an exhibit to Registrant’s Current Report on Form 8-K (File No. 814-00725), as filed with the Securities and Exchange Commission on March 6, 2009 and incorporated by reference herein.

***
Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725), as filed with the Securities and Exchange Commission on April 9, 2009 and incorporated by reference herein.

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

******	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q (File No. 814-00725) as filed with the SEC on October 10, 2008 and incorporated by reference herein.