Form 10-Q
period 2009-08-31
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2009-10-09
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM         TO
COMMISSION FILE NUMBER: 814-00725
KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

20-4991752
Maryland	(I.R.S. Employer
(State of Incorporation)	Identification Number)

717 Texas Avenue, Suite 3100
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.001 par value per share, 10,134,023 shares outstanding as of October 1, 2009.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF AUGUST 31, 2009
(amounts in 000’s)
(UNAUDITED)

	No. of
Description	Shares/Units	Value
Long-Term Investments — 112.1%
Equity Investments(a) — 92.7%
United States — 92.7%
Publicly Traded MLP and MLP Affiliate(b) — 35.5%
Calumet Specialty Products Partners, L.P.	28	$394
Capital Product Partners L.P.(c)	107	845
Copano Energy, L.L.C	73	1,140
Copano Energy, L.L.C. — Unregistered, Class D Units(d)	76	1,103
DCP Midstream Partners, LP	92	2,053
Eagle Rock Energy Partners, L.P.(c)(e)	1,113	3,728
Eagle Rock Energy Partners, L.P. — Unregistered(c)(d)(f)	149	481
Enbridge Energy Management, L.L.C.(g)	26	1,115
Enbridge Energy Partners, L.P.	93	4,001
Energy Transfer Equity, L.P.	124	3,330
Energy Transfer Partners, L.P.	40	1,626
Enterprise GP Holdings L.P.	2	59
Enterprise Products Partners L.P.	207	5,586
Exterran Partners, L.P.	83	1,302
Global Partners LP (c)	142	3,128
Holly Energy Partners, L.P.	7	245
Inergy, L.P.	99	2,766
Kinder Morgan Management, LLC(g)	34	1,595
K-Sea Transportation Partners L.P.	9	167
Magellan Midstream Holdings, L.P.	90	1,962
MarkWest Energy Partners, L.P.	108	2,221
Martin Midstream Partners L.P.	49	1,170
Navios Maritime Partners L.P.(c)	46	543
ONEOK Partners, L.P.	19	934
OSG America L.P.	40	332
Penn Virginia Resource Partners, L.P.	8	117
Plains All American Pipeline, L.P.(h)	103	4,875
Quicksilver Gas Services LP (c)	20	298
Regency Energy Partners LP	156	2,532
Targa Resources Partners LP	36	612
TC PipeLines, LP	10	370
Teekay LNG Partners L.P.	103	2,353
Teekay Offshore Partners L.P.	20	279
TEPPCO Partners, L.P.	13	421
TransMontaigne Partners L.P.(c)	46	1,238
Williams Partners L.P.	139	2,766

		57,687

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF AUGUST 31, 2009
(amounts in 000’s)
(UNAUDITED)

	No. of
Description	Shares/Units	Value
Private MLP(d)(i) — 57.1%
Direct Fuels Partners, L.P. — Class A Common Units(h)	2,500	$33,750
Direct Fuels Partners, L.P. — Class A Convertible Preferred Units(h)(j)	96	1,910
Direct Fuels Partners, L.P. — Class B Convertible Preferred Units(h)(k)	27	538
International Resource Partners LP	1,500	30,000
Quest Midstream Partners, L.P.	350	1,575
VantaCore Partners LP(h)	1,465	24,899

		92,672

Other Private Equity(i) — 0.1%
ProPetro Services, Inc. — Warrants(d)(l)	2,905	—
Trident Resources Corp. — Warrants(m)	100	75

		75

Total Equity Investments (Cost $176,817)		150,434

	Interest		Maturity	Principal
	Rate		Date	Amount
Fixed Income Investments(i) — 19.4%
United States — 17.9%
Midstream — 2.7%
DCP Midstream, LLC	9.75%		3/15/19	$2,000	2,378
Targa Resources, Inc.	8.50		11/01/13	2,155	1,950

					4,328

Upstream — 4.9%
Hilcorp Energy Company	7.75		11/01/15	6,585	6,075
Petroleum Development Corporation	12.00		2/15/18	2,000	1,860

					7,935

Oilfield Services — 4.4%
Dresser, Inc.	(n	)	5/04/15	5,000	4,175
ProPetro Services, Inc.(d)	(o	)	2/15/13	35,000	3,000

					7,175

Coal — 1.6%
Drummond Company, Inc.	7.38		2/15/16	3,000	2,640

Other — 4.3%
Energy Future Holdings Corp.(p)	(q	)	10/10/14	9,232	7,016

Total United States (Cost $59,669)					29,094

Canada — 1.5%
Upstream — 1.5%
Athabasca Oil Sands Corp.(r) (Cost $2,434)	13.00		7/30/11	2,500	2,398

Total Fixed Income Investments (Cost $62,103)					31,492

Total Long-Term Investments (Cost $238,920)					181,926

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF AUGUST 31, 2009
(amounts in 000’s)
(UNAUDITED)

	Interest	Maturity
Description	Rate	Date	Value
Short-Term Investments — 4.5%
Repurchase Agreement — 4.5%
J.P. Morgan Securities Inc. (Agreement dated 8/31/2009 to be repurchased at $7,386), collateralized by $7,604 in U.S. Treasury bills (Cost $7,386)	0.12%	9/01/09	$7,386

Total Investments — 116.6% (Cost $246,306)			189,312

Senior Secured Revolving Credit Facility Borrowings			(52,000)
Other Assets in Excess of Total Liabilities			25,047

Net Assets			$162,359

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)
Unless otherwise noted, security is not treated as an eligible portfolio company under the 1940 Act. As a business development company, the Company is generally prohibited from acquiring assets other than qualifying assets unless at least 70% of its total assets (excluding deferred tax assets) are qualifying assets under the 1940 Act. As of August 31, 2009, the percentage of the Company’s total assets (excluding deferred tax assets) that are qualifying assets was 71.6%. See Note 3 for information about qualifying assets.

(c)	All or a portion of the Company’s holdings in this security are treated as an eligible portfolio company under the 1940 Act (see Note 3).

(d)	Fair valued and restricted security (see Notes 2, 4 and 9).

(e)	Common units are unregistered but may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

(f)	Unregistered common Units which were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P. (the escrow account will be released on April 1, 2010).

(g)	Distributions are paid-in-kind.

(h)	The Company believes that it is an affiliate of Plains All American, L.P., and that it may be an affiliate of Direct Fuels Partners, L.P and VantaCore Partners LP (see Note 6).

(i)	Unless otherwise noted, security is treated as an eligible portfolio company under the 1940 Act.

(j)	The Class A Convertible Preferred Units are convertible into Class A Common Units on a one-for-one basis at a price of $20.00 per unit.

(k)	The Class B Convertible Preferred Units are convertible into Class A Common Units on a one-for-one basis at a price of $18.50 per unit.

(l)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(m)	Warrants are non-income producing and expire on November 30, 2013.

(n)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (6.02% as of August 31, 2009).

(o)
Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 1100 basis points, but the Company is not accruing interest income on this security (see Note 2—Investment Income).

(p)	Energy Future Holdings Corp., formerly TXU Corp., is a privately-held energy company with a portfolio of competitive and regulated energy subsidiaries, including TXU Energy, Oncor and Luminant.

(q)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 350 basis points (3.78% as of August 31, 2009).

(r)	Security is not treated as an eligible portfolio company under the 1940 Act.
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

(b)
Unless otherwise noted, security is not treated as an eligible portfolio company under the 1940 Act. As a business development company, the Company is generally prohibited from acquiring assets other than qualifying assets unless at least 70% of its total assets (excluding deferred tax assets) are qualifying assets under the 1940 Act. As of November 30, 2008, the percentage of the Company’s total assets (excluding deferred tax assets) that are qualifying assets was 73.9%. See Note 3 for information about qualifying assets.

(c)	Fair valued and restricted security (see Notes 2, 4 and 9).

(d)	Security is treated as an eligible portfolio company under the 1940 Act (See Note 3).

(e)
The Company’s investment in Eagle Rock Energy Partners, L.P. consists of 1,530 unregistered common units, of which 582 unregistered common units ($4,069 fair value at November 30, 2008) were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P.

(f)	Distributions are paid-in-kind.

(g)
The Company believes that it is an affiliate of Plains All American, L.P., and that it may be an affiliate of Direct Fuels Partners, L.P., VantaCore Partners LP, and Quest Midstream Partners, L.P. (see Note 6).

(h)	Unless otherwise noted, security is treated as an eligible portfolio company under the 1940 Act.

(i)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(j)	Warrants are non-income producing and expire on November 30, 2013.

(k)	Floating rate senior secured term loan facility. Interest is paid-in-kind at a rate of LIBOR + 500 basis points (9.11% as of November 30, 2008)

(l)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (7.99% as of November 30, 2008).

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

(p)	Security is not treated as an eligible portfolio company under the 1940 Act.
See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	August 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Investments, at fair value:
Non-affiliated (Cost — $164,840 and $188,740, respectively)	$115,954	$110,635
Affiliated (Cost — $74,080 and $83,351, respectively)	65,972	71,649
Repurchase agreements (Cost — $7,386 and $6,325, respectively)	7,386	6,325

Total investments (Cost — $246,306 and $278,416, respectively)	189,312	188,609
Deposits with brokers	—	123
Deferred income tax asset	25,701	31,370
Receivable for securities sold	—	688
Interest, dividends and distributions receivable, net	517	403
Debt issuance costs, prepaid expenses and other assets	530	981

Total Assets	216,060	222,174

LIABILITIES
Senior secured revolving credit facility	52,000	57,000
Payable for securities purchased	52	60
Investment management fee payable	816	1,074
Current income tax payable	100	100
Accrued directors’ fees and expenses	73	76
Accrued expenses and other liabilities	660	1,177

Total Liabilities	53,701	59,487

NET ASSETS	$162,359	$162,687

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at August 31, 2009 and November 30, 2008; 10,134,023 and 10,102,986 shares issued and outstanding at August 31, 2009 and November 30, 2008, respectively)	$10	$10
Paid-in capital	206,253	215,953
Accumulated net investment loss, net of income taxes, less dividends	(4,118)	(3,942)
Accumulated net realized gains (losses) on investments, net of income taxes	(3,438)	7,464
Net unrealized losses on investments, net of income taxes	(36,348)	(56,798)

NET ASSETS	$162,359	$162,687

NET ASSET VALUE PER SHARE	$16.02	$16.10

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008
INVESTMENT INCOME
Income
Dividends and Distributions:
Non-affiliated investments	$1,715	$2,217	$6,248	$6,477
Affiliated investments	1,947	2,749	5,846	7,831

Total dividends and distributions	3,662	4,966	12,094	14,308
Return of capital	(2,442)	(3,825)	(9,972)	(12,844)

Net dividends and distributions	1,220	1,141	2,122	1,464

Interest and other income:
Non-affiliated investments	1,046	648	2,486	3,882
Affiliated investments	—	85	—	373

Total interest and other income	1,046	733	2,486	4,255

Total investment income	2,266	1,874	4,608	5,719

Expenses
Base investment management fees	816	1,328	2,369	4,052
Bad debt expense	—	—	—	830
Professional fees	185	229	618	719
Directors’ fees	73	76	217	240
Administration fees	31	54	113	202
Insurance	38	38	116	113
Custodian fees	19	20	51	61
Other expenses	33	162	385	441

Total Expenses — Before Interest Expense	1,195	1,907	3,869	6,658
Interest expense	341	1,003	1,021	3,549

Total Expenses	1,536	2,910	4,890	10,207

Net Investment Income (Loss) — Before Income Taxes	730	(1,036)	(282)	(4,488)
Deferred income tax benefit (expense)	(290)	386	106	1,682

Net Investment Income (Loss)	440	(650)	(176)	(2,806)

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains (Losses)
Investments	(5,060)	(6,340)	(17,543)	(2,851)
Foreign currency transactions	33	(30)	27	(30)
Options	—	—	17	—
Deferred income tax benefit	1,715	2,370	6,597	1,072

Net Realized Losses	(3,312)	(4,000)	(10,902)	(1,809)

Net Change in Unrealized Gains (Losses)
Investments	14,456	(6,985)	32,812	(1,852)
Foreign currency translations	(18)	3	10	3
Options	—	—	—	—
Deferred income tax benefit (expense)	(5,176)	2,598	(12,372)	688
Deferred income tax expense — conversion to a taxable corporation	—	—	—	(3,828)

Net Change in Unrealized Gains (Losses)	9,262	(4,384)	20,450	(4,989)

Net Realized and Unrealized Gains (Losses)	5,950	(8,384)	9,548	(6,798)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,390	$(9,034)	$9,372	$(9,604)

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

	Nine Months		For the Year
	Ended		Ended
	August 31,		November 30,
	2009		2008
	(Unaudited)
OPERATIONS
Net investment loss	$(176)		$(3,532)
Net realized gains (losses)	(10,902)		7,483
Net change in unrealized gains (losses)	20,450		(67,004)
Net change in unrealized losses — conversion to taxable corporation.	—		(3,810)

Net Increase (Decrease) in Net Assets Resulting from Operations	9,372		(66,863)

DIVIDENDS AND DISTRIBUTIONS
Dividends	—		—
Distributions — return of capital	(10,103	)(1)	(16,766	)(2)

Dividends and Distributions	(10,103)		(16,766)

CAPITAL STOCK TRANSACTIONS
Issuance of 31,037 and 52,540 shares of common stock from reinvestment of dividends	403		1,183

Increase in Net Assets from Capital Stock Transactions	403		1,183

Total Decrease in Net Assets	(328)		(82,446)

NET ASSETS
Beginning of period	162,687		245,133

End of period	$162,359		$162,687

(1)
This is an estimate of the characterization of the distributions paid to common stockholders for the nine months ended August 31, 2009 as either a dividend (ordinary income) or distribution (return of capital). This estimate is based on the Company’s operating results during the period. The actual characterization of the common stock distributions made during the current year will not be determinable until after the end of the fiscal year when the Company can determine earnings and profits and, therefore, it may differ from the preliminary estimates.

(2)
All distributions paid to common stockholders for the fiscal year ended November 30, 2008 were characterized as distributions (return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$9,372	$(9,604)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(27,571)	(58,886)
Sale of U.S. Treasury Bills	—	14,250
Proceeds from sale of long-term investments	34,137	68,597
Sale (purchase) of short-term investments, net	(1,061)	5,712
Realized losses on investments	17,498	2,881
Return of capital distributions	9,972	12,844
Unrealized losses (gains) on investments (excluding impact of $10 and $0 of foreign currency translations)	(32,812)	1,852
Deferred income tax provision	5,669	386
Accretion of bond discount	(866)	(407)
Decrease (increase) in deposits with brokers	123	(2)
Decrease in receivable for securities sold	688	335
Decrease (increase) in interest, dividends and distributions receivable.	(114)	1,134
Decrease in prepaid expenses and other assets	451	443
Decrease in payable for securities purchased	(8)	(6,967)
Decrease in investment management fee payable	(258)	(16)
Decrease in accrued directors’ fees and expenses	(3)	(3)
Increase (decrease) in accrued expenses and other liabilities	(517)	291

Net Cash Provided by Operating Activities	14,700	32,840

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior secured revolving credit facility	(5,000)	(7,500)
Repayments of treasury secured revolving credit facility	—	(14,000)
Cash distributions to shareholders	(9,700)	(11,340)

Net Cash Used in Financing Activities	(14,700)	(32,840)

NET INCREASE (DECREASE) IN CASH	—	—
CASH — BEGINNING OF PERIOD	—	—

CASH — END OF PERIOD	$—	$—

Supplemental disclosure of cash flow information:
Non-cash financing activities not included herein consist of reinvestment of distributions pursuant to the Company’s dividend reinvestment plan of $403 and $1,183 for the nine months ended August 31, 2009 and August 31, 2008, respectively.
During the nine months ended August 31, 2009, there were no income taxes paid and interest paid was $1,343. During the nine months ended August 31, 2008, state income taxes paid were $42 and interest paid was $2,881.
See accompanying notes to consolidated financial statements

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
1. ORGANIZATION
Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced investment operations on September 21, 2006. The Company’s shares of common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “KED.” For the fiscal year ended November 30, 2007 and prior periods, the Company was treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Since December 1, 2007, the Company has been taxed as a corporation (see Note 5—Income Taxes).
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
B. Adoption of New Accounting Standards — In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 (“SFAS No. 165”), “Subsequent Events.” The Company has adopted SFAS No. 165 with these financial statements.
SFAS No. 165 requires the Company to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Statement of Assets and Liabilities. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, the Fund will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires the Company to disclose the date through which the subsequent events have been evaluated. Management has evaluated any matters requiring such disclosure through the date when such financial statements were available to be issued and has noted no such events. Subsequent events after such date have not been evaluated with respect to the impact on such financial statements.
In June 2009, the FASB issued Statement on Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) required by the FASB to be applied to nongovernmental entities. SFAS No. 168 reorganizes thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009 and will supersede all then-existing non-SEC accounting and reporting standards. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt SFAS No. 168 for the quarter ending November 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification. As SFAS No. 168 is not intended to change or alter existing GAAP, it is not expected to have any impact on the Company’s consolidated financial statements and will only impact references for accounting guidance.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Effective for interim and annual reporting periods ending after June 15, 2009, FSP No. 157-4 illustrates how companies should determine whether there have been significant decreases in the volume and level of activity for a Level 1 or Level 2 asset or liability to be measured at fair value when compared to normal market activity. If an entity determines that there have been significant decreases, then transactions or quoted prices may not be representative of fair value. While FSP No. 157-4 does not prescribe a methodology for determining fair value for assets and liabilities that have significant decreases in volume and level of activity, all relevant observable inputs should be considered — including quoted market prices, bid and ask prices and indicative price quotes — to estimate fair value of an asset or liability.
During fiscal 2009, the Company has considered bid and ask prices from third-party price sheets, indicative price quotes and quoted market prices when estimating fair value for the Company’s fixed income investments and other private equity. FSP No. 157-4 is not expected to have a significant impact on the Company’s method of valuation for the assets and liabilities in the Company’s consolidated financial statements.
C. Interim Periods — The unaudited consolidated financial statements contained in this report include all material adjustments of a normal and recurring nature that, in the opinion of management, are necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation. The accompanying consolidated financial statements included herein should be read in conjunction with the financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
D. Principles of Consolidation — Prior to February 29, 2008, the Company owned subsidiary limited partnerships (which elected to be treated as taxable entities) and limited liability companies to make and hold certain of its private portfolio investments. These portfolio investments were consolidated in the Company’s schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets. On February 29, 2008, all of the Company’s subsidiaries were dissolved and all of the assets and liabilities of the subsidiaries were distributed to the Company. The consolidated financial statements include the accounts of the Company and its subsidiaries which directly and indirectly owned securities in the Company’s portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.
E. Calculation of Net Asset Value — The Company determines its net asset value as of the close of regular session trading on the NYSE no less frequently than the last business day of each quarter. Net asset value is computed by dividing the value of the Company’s assets (including accrued interest and dividends), less all of its liabilities (including accrued expenses, distributions payable and any borrowings) by the total number of common shares outstanding.
F. Investment Valuation — Readily marketable portfolio securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and asked prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Portfolio securities traded on more than one securities exchange are valued at the last sale price on the exchange representing the principal market for such securities.
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

•
Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors reviews the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consist of certain limited procedures that the Company identified and requested them to perform. For the quarter ended August 31, 2009, the independent valuation firm provided limited procedures on investments in seven portfolio companies, comprising approximately 51.4% of the total investments (59.9% of net assets and 45.0% of total assets) at fair value as of August 31, 2009. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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
SFAS No. 157. In September 2006, the FASB issued Statement on Financial Accounting Standards, Fair Value Measurements (“SFAS” No. 157). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.
As of December 1, 2007, the Company adopted SFAS No. 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have any material effect on the Company’s net asset value.
At August 31, 2009, the Company held 59.9% of its net assets applicable to common stockholders (45.0% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at August 31, 2009 was $97,256 (See Note 9 — Restricted Securities).
At November 30, 2008, the Company held 70.5% of its net assets applicable to common stockholders (51.6% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at November 30, 2008 was $114,708 (See Note 9 — Restricted Securities).
G. Repurchase Agreements — The Company has agreed to purchase securities from financial institutions subject to the seller’s agreement to repurchase them at an agreed-upon time and price (“repurchase agreements”). The financial institutions with whom the Company enters into repurchase agreements are banks and broker/dealers which KAFA considers creditworthy. The seller under a repurchase agreement is required to maintain the value of the securities as collateral, subject to the agreement, at not less than the repurchase price plus accrued interest. KAFA monitors daily the mark-to-market of the value of the collateral, and, if necessary, requires the seller to maintain additional securities, so that the value of the collateral is not less than the repurchase price. Default by or bankruptcy of the seller would, however, expose the Company to possible loss because of adverse market action or delays in connection with the disposition of the underlying securities.
H. Security Transactions — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Realized gains and losses are reported on an identified cost basis.
I. Return of Capital Estimates — Distributions received from the Company’s investments in MLPs generally are comprised of income and return of capital. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on historical information available from MLPs and other industry sources. These estimates may subsequently be revised based on information received from MLPs after their tax reporting periods are concluded.

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

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008
Distributions received, estimated as return of capital portion	67%	77%	82%	90%
Return of capital — attributable to Net Realized Gains	$418	$452	$2,889	$1,055
Return of capital — attributable to Net Change in Unrealized Gains	2,024	3,373	7,083	11,789

Total return of capital	$2,442	$3,825	$9,972	$12,844

For the six months ended May 31, 2009, the Company estimated the return of capital portion of distributions received to be 89%. The Company reduced its estimate of return of capital for the nine months ended August 31, 2009 based on tax reporting information received during third quarter 2009. This reduction caused the estimated return of capital percentage for the quarter ended August 31, 2009 to be 67%.
J. Investment Income — The Company records dividends and distributions on the ex-dividend date. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts to the extent that such amounts are expected to be collected. When investing in securities with payment in-kind interest, the Company will accrue interest income during the life of the security even though it will not be receiving cash as the interest is accrued. In accordance with Statement of Position 93-1, Financial Accounting and Reporting for High-Yield Debt Securities by Investment Companies, to the extent that interest income to be received is not expected to be realized, a reserve against income is established.
Many of the Company’s debt securities were purchased at a discount or premium to the par value of the security. The non-cash accretion of a discount to par value increases interest income while the non-cash amortization of a premium to par value decreases interest income. The amount of these non-cash adjustments can be found in the Company’s Statement of Cash Flows. The non-cash accretion of a discount increases the cost basis of the debt security, which results in an offsetting unrealized loss. The non-cash amortization of a premium decreases the cost basis of the debt security which results in an offsetting unrealized gain. During the nine months ended August 31, 2009, the Company has recognized non-cash accretion of $643 and an equal and offsetting unrealized loss related to the original discount on the Company’s investment in ProPetro Services, Inc. (“ProPetro”).
During first quarter 2008, the Company recorded $1,286 in interest income related to its investment in ProPetro. During second quarter 2008, the Company established a full reserve of $830, which represented past due interest accrued during first quarter 2008. Since the second quarter of 2008, the Company has not accrued interest income on its investment in ProPetro other than the non-cash accretion described above.
During the three and nine months ended August 31, 2009, the Company received $60 and $180 of paid-in-kind stock dividends in total from Enbridge Energy Management, L.L.C. and Kinder Morgan Management, LLC. For these comparative periods in fiscal 2008, the Company received $43 and $259 of paid-in-kind stock dividends in total from these entities. Paid-in-kind stock dividends consist of additional units of Enbridge Energy Management, L.L.C. and Kinder Morgan Management, LLC. The additional units are not reflected in investment income during the period received but are recorded as unrealized gains upon receipt.
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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
L. Income Taxes — For the fiscal periods ended November 30, 2007 and November 30, 2006, the Company qualified for the tax treatment applicable to regulated investment companies under Subchapter M of the Code. For these fiscal periods, the Company was required to make the requisite distributions to its stockholders, which relieved it from federal income or excise taxes for these periods. Since December 1, 2007, the Company has been taxed as a corporation and will pay federal and applicable state corporate taxes on its taxable income.
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
As of December 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This standard defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the “more likely than not” criterion, based on the largest benefit that is more than 50 percent likely to be realized. At adoption, companies must adjust their financial statements to reflect only those tax positions that are “more likely than not” to be sustained as of the adoption date (See Note 5 — Income Taxes). The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations.
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
N. Foreign Currency Translations — The books and records of the Company are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis: (i) market value of investment securities, assets and liabilities at the rate of exchange as of the valuation date; and (ii) purchases and sales of investment securities, income and expenses at the relevant rates of exchange prevailing on the respective dates of such transactions.
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
O. Option Writing — When the Company writes an option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If the Company repurchases a written call option prior to its exercise, the difference between the premium received and the amount paid to repurchase the option is treated as a realized gain or loss. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. If a put option is exercised, the premium reduces the cost basis of the securities purchased by the Company. The Company, as the writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. See Note 7 — Option Contracts for more detail on option contracts written and purchased.
3. QUALIFYING ASSETS UNDER THE 1940 ACT
As a BDC under the 1940 Act, the Company is generally prohibited from acquiring assets other than qualifying assets unless at least 70% of its total assets, excluding deferred taxes, are qualifying assets under the 1940 Act. The Company makes investments in eligible portfolio companies (“EPC”) and other qualifying assets. EPCs generally include various domestic private companies and related investments, but also include certain public companies with outstanding common equity with a total market value of less than $250 million.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
As of August 31, 2009 and November 30, 2008, the percentages of the Company’s EPCs and other qualifying assets compared to total assets (excluding deferred taxes) are set forth below.

	August 31,	November 30,
	2009	2008
	(Unaudited)
Qualifying assets:
Private MLPs and other private equity	$92,672	$92,210

Publicly traded MLP and MLP Affiliate investments:
Capital Products Partners L.P.(1)	527	—
Eagle Rock Energy Partners, L.P. (2)	4,209	11,823
Global Partners LP(1)	368	—
Navios Maritime Partners L.P. (1)	543	—
Quicksilver Gas Services LP(1)	197	—
TransMontaigne Partners L.P. (1)	1,238	—

	$7,082	$11,823

Fixed income investments	29,094	29,913
Repurchase agreement and deposits with brokers	7,386	6,448
Receivable for securities sold	—	688

Qualifying assets	$136,234	$141,082

Total assets:
Total assets	$216,060	$222,174
Less: deferred income tax asset	(25,701)	(31,370)

Total assets, net	$190,359	$190,804

Qualifying assets as a percentage of total assets	71.6%	73.9%

(1)	Securities of publicly-traded MLPs that were designated as EPCs based on their total market capitalization of less than $250 million at the time of purchase.

(2)
Represents units received as partial consideration related to the sale of Millennium Midstream Partners, L.P. (Millennium was a Private MLP investment) to Eagle Rock Energy Partners, L.P. on October 1, 2008. BDC rules consider securities received as consideration from the sale of an EPC to be an EPC.

4. FAIR VALUE
SFAS No. 157. In September 2006, the FASB issued Statement on Financial Accounting Standards, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The changes to current generally accepted accounting principles from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
As of December 1, 2007, the Company adopted SFAS No. 157. The Company has performed an analysis of all existing investments and derivative instruments to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of this standard did not have any material effect on the Company’s net asset value. However, the adoption of the standard does require the Company to provide additional disclosures about the inputs used to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in the Company’s periodic filings. Further, valuation techniques to measure fair value shall maximize the use of relevant observable inputs that do not require significant adjustment and minimize the use of unobservable inputs.
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

The following table presents our assets measured at fair value on a recurring basis at August 31, 2009. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment. For instance, the Company’s repurchase agreements, which are collateralized by U.S. Treasury notes, are generally high quality and liquid; however, the Company reflects these repurchase agreements as Level 2 because the inputs used to determine fair value may not always be quoted prices in an active market.

		Quoted Prices in	Prices with Other	One or More
		Active Markets	Observable Inputs	Unobservable Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)
Long-Term Investments	$181,926	$56,103	$28,567	$97,256
Repurchase Agreements	7,386	—	7,386	—

Total assets at fair value	$189,312	$56,103	$35,953	$97,256

The Company did not have any liabilities that were measured at fair value on a recurring basis at August 31, 2009.
The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended August 31, 2009.

Three Months Ended
August 31, 2009
Balance — May 31, 2009	$98,919
Transfers out of Level 3	(2,391)
Realized gains	—
Unrealized gains, net	190
Purchases, issuances or settlements	538

Balance — August 31, 2009	$97,256

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

Nine Months Ended
August 31, 2009
Balance — November 30, 2008	$114,708
Transfers out of Level 3	(10,781)
Realized gains	—
Unrealized losses, net	(9,138)
Purchases, issuances or settlements	2,467

Balance — August 31, 2009	$97,256

The $190 of unrealized gains, net, and $9,138 of unrealized losses, net, presented in the tables above for the three and nine months ended August 31, 2009 relate to investments that are still held at August 31, 2009, and the Company presents these unrealized gains (losses) on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).
The Company did not have any liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at August 31, 2009.
5. INCOME TAXES
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

	August 31,	November 30,
	2009	2008
	(Unaudited)
Deferred tax assets:
Organizational costs	$16	$19
Net operating loss carryforwards	12,567	4,846
Net unrealized losses on investment securities	16,937	28,329
Deferred tax liabilities:
Basis reductions resulting from estimated return of capital	(3,819)	(1,824)

Total net deferred tax asset	$25,701	$31,370

At August 31, 2009 the Company had a federal net operating loss carryforward of $34,108 (deferred tax asset of $11,583). Realization of the deferred tax assets and net operating loss carryforwards are dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. If not utilized, $2,013, $11,338 and $20,757 of the net operating loss carryforward will expire in 2027, 2028 and 2029, respectively. In addition, the Company has state net operating losses which total approximately $31,995 (deferred tax asset of $984). These state net operating losses expire in 2014 through 2029.
The Company periodically reviews the recoverability of its deferred tax asset based on the weight of objective evidence and criteria of whether it is more likely than not that the asset would be utilized under SFAS No. 109. The Company’s analysis of the need for a valuation allowance considers that it has incurred a cumulative loss over the three year period ended November 30, 2008 and through second quarter 2009. A significant portion of the Company’s net pre-tax losses related to unrealized depreciation of investments occurred during fourth quarter 2008 as a result of the unprecedented decline in the overall financial, commodity and MLP markets.

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
As of August 31, 2009 and November 30, 2008, the identified cost of investments for federal income tax purposes was $235,772 and $264,473, respectively. The cost basis of investments includes a $10,534 and $13,943 reduction in basis attributable to the Company’s portion of the allocated losses from its MLP investments at August 31, 2009 and November 30, 2008, respectively. Gross unrealized appreciation and depreciation of investments for federal income tax purposes were as follows:

	August 31,	November 30,
	2009	2008
	(Unaudited)
Gross unrealized appreciation of investments	$11,050	$2,205
Gross unrealized depreciation of investments	(57,510)	(78,069)

Net unrealized depreciation before tax	$(46,460)	$(75,864)

Components of the Company’s income tax benefit (expense) for the following comparative periods were as follows:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008
Deferred income tax benefit (expense) — net investment loss (income)	$(290)	$386	$106	$1,682
Deferred income tax benefit — realized losses	1,715	2,370	6,597	1,072
Deferred income tax benefit (expense) — unrealized losses (gains)	(5,176)	2,598	(12,372)	688
Deferred income tax expense — conversion to a taxable corporation	—	—	—	(3,828)

Income tax benefit (expense)	$(3,751)	$5,354	$(5,669)	$(386)

The Company adopted FIN 48 as of December 1, 2007, and the adoption of the interpretation did not have a material effect on the Company’s net asset value. The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Consolidated Statement of Operations. As of August 31, 2009, the Company did not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
6. AGREEMENTS AND AFFILIATIONS
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
B. Investment Management Agreement — The Company has entered into an investment management agreement with KAFA under which the Company has material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as investment adviser and provide significant managerial assistance to portfolio companies to which the Company is required to provide such assistance. Payments under the investment management agreement include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. On October 1, 2009, the Company’s board of directors unanimously approved a one year renewal of the investment management agreement with KAFA.
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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008
Base management fees	$816	$1,328	$2,369	$4,052

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
Affiliated Investments.
Direct Fuels Partners, L.P. — At August 31, 2009, the Company held a 38% limited partnership interest in Direct Fuels Partners, L.P. (“Direct Fuels”). The Company believes that the limited partner interests of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. Although the Company does not own any interest in the general partner of Direct Fuels, it believes that it may be an affiliate of Direct Fuels under the 1940 Act by virtue of its participation on the board of the general partner.
Plains All American, L.P. — Robert V. Sinnott is a member of the Company’s board of directors and a senior executive of Kayne Anderson Capital Advisors, L.P. (“KACALP”), the managing member of KAFA. Mr. Sinnott also serves as a director on the board of Plains All American GP LLC, the general partner of Plains All American Pipeline, L.P. Members of senior management of KACALP and KAFA and various affiliated funds managed by KACALP own units of Plains All American GP LLC. Various advisory clients of KACALP and KAFA, including the Company, own units in Plains All American Pipeline, L.P. The Company believes that it is an affiliate of Plains All American, L.P. under the 1940 Act by virtue of the ownership interests in the general partner by the Company’s affiliates.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
VantaCore Partners LP — At August 31, 2009, the Company held a 39% limited partnership interest in VantaCore Partners LP (“VantaCore”). The Company believes that the limited partner interests of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Senior Vice Presidents serves as a director on the board of the general partner for VantaCore. Although the Company does not own any interest in the general partner of VantaCore, it believes that it may be an affiliate of VantaCore under the 1940 Act by virtue of its participation on the board of the general partner.
Non-Affiliated Investments.
International Resource Partners LP — At August 31, 2009, the Company held a 28% limited partnership interest in International Resource Partners LP (“IRP”). The Company believes that the limited partner interests of IRP should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company does not have a member of its management team serving as a director on the board of the general partner for IRP, but does have observation rights with respect to IRP’s board meetings. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRP. Accordingly, the Company believes that it is not an affiliate of IRP under the 1940 Act.
Quest Midstream Partners, L.P. — At August 31, 2009, the Company held a 2.6% limited partnership interest in Quest Midstream Partners, L.P. (“Quest”). The Company believes that the limited partner interests of Quest should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Executive Vice Presidents served as a director on the board of the general partner for Quest from November 2008 until June 2009. The Company no longer has a member of its management team serving as a director on the board of the general partner for Quest, but does have observation rights with respect to Quest’s board meetings. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Quest. Accordingly, the Company believes that it is not an affiliate of Quest under the 1940 Act.
7. OPTION CONTRACTS
Transactions in option contracts for the nine months ended August 31, 2009 were as follows:

	Number of
	Contracts	Premium
Options outstanding at beginning of period	—	—
Options written	665	$97
Options exercised	(505)	(80)
Options expired	(160)	(17)

Options outstanding at end of period	—	$—

There were no option contracts written for the three months ended August 31, 2009.
SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to illustrate how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As of December 1, 2008, the Company adopted SFAS No. 161.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
The Company is exposed to financial market risks, including changes in interest rates and in the valuations of its investment portfolio. The Company may write (sell) call options with the purpose of reducing its holding of certain securities. A call option on a security is a contract that gives the holder of the option, in return for a premium, the right to buy from the writer of the option the security underlying the option at a specified exercise price at any time during the term of the option. The writer of an option on a security has the obligation upon exercise of the option to deliver the underlying security upon payment of the exercise price. The successful use of options depends in part on the degree of correlation between the options and securities. See Note 2 — Significant Accounting Policies — for more detail on option contracts written.
The following table sets forth the effect of derivative instruments on the Consolidated Statement of Operations.

		Amount of Realized Gain
		Recognized
		in Income on Derivatives
Derivatives not accounted for as hedging	Location of Gain	For the Nine Months Ended
instruments under SFAS No. 133	on Derivatives Recognized in Income	August 31, 2009
Call options	Net Realized Gain - Options	$17
8. INVESTMENT TRANSACTIONS
The following table sets forth the Company’s purchases and sales of securities, exclusive of short-term investments other than U.S. Treasuries, for each comparative period.

	For the nine months ended
	August 31,	August 31,
	2009	2008
Securities purchased	$27,571	$58,886

Securities sold, excluding U.S. Treasuries	$34,137	$68,597
Sales of U.S. Treasuries	—	14,250

Total securities sold	$34,137	$82,847

9. RESTRICTED SECURITIES
From time to time, certain of the Company’s investments may be restricted as to resale. For instance, private investments that are not registered under the Securities Act, and cannot, as a result, be offered for public sale in a non-exempt transaction without first being registered. In other cases, certain of the Company’s investments have restrictions such as lock-up agreements that preclude the Company from offering these securities for public sale.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
At August 31, 2009, the Company held the following restricted securities.

				Number of
				Units,
				Warrants, or			Fair Value	Percent	Percent
		Type of		Principal ($)	Cost	Fair	per Unit/	of Net	of Total
Investment	Security	Restriction		(in 000s)	Basis	Value	Warrant	Assets	Assets
Copano Energy, L.L.C	Class D Units	(1)		76	$2,000	$1,103	$14.47	0.7%	0.5%
Direct Fuels Partners, L.P (2)	Class A Common Units	(3)		2,500	42,322	33,750	13.50	20.8	15.6
Direct Fuels Partners, L.P.	Class A Convertible Preferred Units	(3)		96	1,952	1,910	19.80	1.2	0.9
Direct Fuels Partners, L.P.	Class B Convertible Preferred Units	(3)		27	538	538	20.00	0.3	0.3
Eagle Rock Energy Partners, L.P.	Common Units	(1	)(4)	149	1,618	481	3.23	0.3	0.2
International Resource Partners LP (5)	Class A Units	(3)		1,500	26,334	30,000	20.00	18.5	13.9
ProPetro Services, Inc.	Warrants	(3)		2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Secured Term Loan	(3)		$35,000	33,192	3,000	n/a	1.8	1.4
Quest Midstream Partners, L.P.	Common Units	(3)		350	6,625	1,575	4.50	1.0	0.7
VantaCore Partners LP (6)	Class A Common Units	(3)		1,465	25,366	24,899	17.00	15.3	11.5

Total of securities valued in accordance with procedures established by the board of directors(7)					$142,416	$97,256		59.9%	45.0%

Athabasca Oil Sands Corp.	Senior Notes			$2,500	$2,434	$2,398	n/a	1.5%	1.1%
DCP Midstream, LLC	Senior Notes			$2,000	2,107	2,378	n/a	1.5	1.1
Dresser, Inc.	Secured Term Loan			$5,000	4,827	4,175	n/a	2.6	1.9
Drummond Company, Inc.	Senior Notes			$3,000	2,564	2,640	n/a	1.6	1.2
Energy Future Holdings Corp.	Secured Term Loan			$9,232	6,899	7,016	n/a	4.3	3.3
Hilcorp Energy Company	Senior Notes			$6,585	6,048	6,075	n/a	3.7	2.8
Petroleum Development Corporation	Senior Notes			$2,000	1,845	1,860	n/a	1.2	0.9
Targa Resources, Inc.	Senior Notes			$2,155	2,187	1,950	n/a	1.2	0.9
Trident Resources Corp.	Warrants			100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service(3)(8)					$29,322	$28,567		17.6%	13.2%

Total of all restricted securities					$171,738	$125,823		77.5%	58.2%

(1)	Unregistered security of a publicly-traded company.

(2)
The Company’s investment in Direct Fuels Partners, L.P. includes 200 incentive distribution rights (20% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(3)	Unregistered security of a private company.

(4)	Unregistered Common Units were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P. (the escrow account will be released on April 1, 2010).

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

(7)
Restricted securities that represent Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2 - Significant Accounting Policies.

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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
At November 30, 2008, the Company held the following restricted securities.

				Number of
				Units,
				Warrants,			Fair Value	Percent	Percent
		Type of		or Principal ($)	Cost	Fair	per Unit/	of Net	of Total
Investment	Security	Restriction		(in 000s)	Basis	Value	Warrant	Assets	Assets
Copano Energy, L.L.C	Class D Units	(1)		76	$2,000	$750	$9.85	0.5%	0.3%
Direct Fuels Partners, L.P (2)	Class A Common Units	(3)		2,500	45,048	37,500	15.00	23.0	16.9
Eagle Rock Energy Partners, L.P.	Common Units	(1)		1,013	13,233	7,754	7.65	4.8	3.5
Eagle Rock Energy Partners, L.P.	Common Units	(1	)(4)	582	6,989	4,069	6.99	2.5	1.8
International Resource Partners LP (5)	Class A Units	(3)		1,500	27,234	24,000	16.00	14.8	10.8
ProPetro Services, Inc.	Warrants	(3)		2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Secured Term Loan	(3)		$35,000	32,550	10,000	n/a	6.1	4.5
Quest Midstream Partners, L.P.	Common Units	(3)		350	6,625	4,637	13.25	2.8	2.1
VantaCore Partners LP (6)	Class A Common Units	(3)		1,465	27,526	25,998	17.75	16.0	11.7

Total of securities valued in accordance with procedures established by the board of directors(7)					$163,674	$114,708		70.5%	51.6%

Athabasca Oil Sands Corp.	Senior Notes			$2,500	$2,434	$1,873	n/a	1.2%	0.9%
Dresser, Inc.	Secured Term Loan			$5,000	4,805	3,150	n/a	1.9	1.4
Energy Future Holdings Corp.	Secured Term Loan			$2,500	1,967	1,725	n/a	1.1	0.8
Hilcorp Energy Company	Senior Notes			$4,000	3,811	2,860	n/a	1.8	1.3
Knight, Inc.	Senior Notes			$7,530	7,055	6,024	n/a	3.7	2.7
Stallion Oilfield Services Ltd.	Secured Term Loan			$5,000	4,922	2,625	n/a	1.6	1.2
Targa Resources, Inc.	Senior Notes			$2,155	2,192	1,185	n/a	0.7	0.5
Targa Resources Investments, Inc.	Secured Term Loan			$1,046	760	471	n/a	0.3	0.2
Trident Resources Corp.	Warrants			100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service(3)(8)					$28,357	$19,988		12.3%	9.0%

Total of all restricted securities					$192,031	$134,696		82.8%	60.6%

(1)	Unregistered security of a publicly-traded company.

(2)
The Company’s investment in Direct Fuels Partners, L.P. includes 200 incentive distribution rights (20% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(3)	Unregistered security of a private company.

(4)	Unregistered Common Units were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P. (the escrow account will be released on April 1, 2010).

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

(7)
Restricted securities that represent Level 3 categorization under SFAS No. 157 where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors as more fully described in Note 2 - Significant Accounting Policies.

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
As of August 31, 2009, the Company had $52,000 borrowed under its Investment Facility (at an interest rate of 1.51%) which represented 67.1% of its borrowing base of $77,532. The maximum amount that the Company can borrow under its Investment Facility is limited to the lesser of the commitment amount of $100,000 and its borrowing base.
As of August 31, 2009, the Company was in compliance with all financial and operational covenants required by the Investment Facility.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)
11. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended August 31, 2009; the years ended November 30, 2008 and 2007, and the period September 21, 2006 (inception) to November 30, 2006.

	August 31,		November 30
	2009		2008	2007	2006
	(Unaudited)
Per Share of Common Stock(1)
Net asset value, beginning of period	$16.10		$24.39	$24.19	$23.32

Net investment income (loss)	(0.02)		(0.35)	0.36	0.09
Net realized and unrealized gain (loss) on investments	0.94		(5.89)	1.18	0.78
Net change in unrealized losses — conversion to taxable corporation	—		(0.38)	—	—

Total income (loss) from investment operations	0.92		(6.62)	1.54	0.87

Dividends(2)	—		—	(0.95)	—
Distributions from net realized long-term capital gains(2)	—		—	(0.15)	—
Distributions — return of capital(2)	(1.00)		(1.67)	(0.24)	—

Total Dividends and Distributions	(1.00)		(1.67)	(1.34)	—

Net asset value, end of period	$16.02		$16.10	$24.39	$24.19

Market value per share, end of period	$11.64		$9.63	$23.14	$22.32

Total investment return based on market value(3)	31.0%		(54.8)%	9.3%	(10.7)%

Supplemental Data and Ratios(4)
Net assets, end of period	$162,359		$162,687	$245,133	$241,914
Ratio of expenses to average net assets:(5)
Management fees	2.0%		2.4%	2.0%	1.7%
Other expenses	1.3%		1.1%	0.8%	1.4%

Subtotal	3.3%		3.5%	2.8%	3.1%

Interest expense	0.9%		2.0%	1.0%	—
Management fee waivers	—		—	(0.4)%	(0.5)%
Bad debt expense	—		0.4%	—	—
Tax expense (benefit)	4.7%		(15.5)%	0.8%	—

Total expenses	8.9%		(9.6)%	4.2%	2.6%

Ratio of net investment income (loss) to average net assets	(0.2)%		(1.6)%	1.5%	1.9%
Net increase (decrease) in net assets resulting from operations to average net assets	5.9	%(6)	(31.1)%	6.2%	3.7	%(6)
Portfolio turnover rate	15.6	%(6)	27.0%	28.8%	5.6	%(6)
Average net assets	$158,292		$214,818	$248,734	$235,199
Average amount of borrowings outstanding under the Credit Facilities.	$53,624		$75,563	$32,584	—
Average amount of borrowings outstanding per share of common stock during the period	$5.31		$7.50	$3.25	—

(1)
Based on average shares of common stock outstanding of 10,106,611 for the nine months ended August 31, 2009; 10,073,398 for year ended November 30, 2008; 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period of September 21, 2006 through November 30, 2006.

(2)
The information presented for the nine months ended August 31, 2009 is a current estimate of the characterization of the distributions paid to common stockholders. The information presented for each of the other periods is a characterization of a portion of the total distributions paid to common stockholders as either dividends (ordinary income) or distributions (return of capital). This characterization is based on the Company’s earnings and profits.

(3)
Not annualized for the nine months ended August 31, 2009 and for the period September 21, 2006 through November 30, 2006. Total investment return is calculated assuming a purchase of common stock at the market price on the first day and a sale at the current market price on the last day of the period reported. The calculation also assumes reinvestment of distributions, if any, at actual prices pursuant to the Company’s dividend reinvestment plan.

(4)	Unless otherwise noted, ratios are annualized.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except option contracts written, share and per share amounts)
(UNAUDITED)

(5)	The following table sets forth the components of the ratio of expenses to average total assets.

	For the Period
	Ended
	August 31,	As of November 30,
	2009	2008	2007	2006
	(Unaudited)
Management fees	1.5%	1.7%	1.7%	1.6%
Other expenses	0.9	0.8	0.7	1.3

Subtotal	2.4%	2.5%	2.4%	2.9%

Interest expense	0.6	1.4	0.9	—
Management fee waivers	—	—	(0.4)	(0.4)
Bad debt expense	—	0.3	—	—
Tax expense (benefit)	3.5	(11.1)	0.7	—

Total expenses	6.5%	(6.9)%	3.6%	2.5%

Average total assets	$215,743	$302,007	$290,922	$246,802

(6)	Not annualized.
12. COMMON STOCK
The Company has 200,000,000 shares of common stock authorized. Transactions in common shares for the nine months ended August 31, 2009 were as follows:

Shares outstanding at November 30, 2008	10,102,986
Shares issued through reinvestment of dividends and distributions	31,037

Shares outstanding at August 31, 2009	10,134,023

13. SUBSEQUENT EVENTS
We have evaluated subsequent events through October 9, 2009, the date our financial statements were issued, and up to the time of filing of our financial statements with the SEC.
On October 1, 2009, the Company declared its quarterly distribution of $0.30 per common share for the period June 1, 2009 through August 31, 2009 for a total of $3,040. The distribution is payable on October 29, 2009 to shareholders of record on October 16, 2009.
On October 1, 2009, the Company’s board of directors unanimously approved a one year renewal of the investment management agreement with KAFA. The investment management agreement expires on October 2, 2010.

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
We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, commercial paper or notes and other borrowings, including borrowings under our credit facility. We currently expect to use leverage in an aggregate amount equal to 25% — 30% of our total assets, which includes assets obtained through such leverage. As of August 31, 2009, our leverage to total assets was 24.1%.
Portfolio and Investment Activity
Our investments as of August 31, 2009 were comprised of equity securities of $150.4 million and fixed income investments of $31.5 million. Certain of our fixed income securities accrue interest at variable rates determined on a basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other fixed income investments accrue interest at fixed rates. As of August 31, 2009, 45.1%, or $14.2 million, of our interest-bearing portfolio is floating rate debt and 54.9%, or $17.3 million, is fixed rate debt.
Our portfolio allocations as of August 31, 2009 and November 30, 2008 are set forth below. For both periods our holdings of private MLPs was below our target of 70% of long-term investments. Over time, we intend to rotate out of certain public MLPs and fixed income securities and into additional private MLPs as attractive investment opportunities arise.

	Number of Portfolio Companies at		Percent of Long-Term Investments at
	August 31,	November 30,	August 31,	November 30,
	2009	2008	2009	2008
Publicly Traded MLP and MLP Affiliate	34	43	31.7%	33.0%
Private MLP	4	4	50.9	50.6
Other Private Equity	1	1	0.1	0.0
Fixed Income Investments	9	9	17.3	16.4

	48	57	100.0%	100.0%

Our Top Ten Portfolio Investments as of August 31, 2009
Listed below are our top ten portfolio investments as of August 31, 2009, represented as a percentage of our total assets.

	Public/	Equity/		Amount	Percent of
Investment	Private	Debt	Sector	($ in millions)	Total Assets(1)
1. Direct Fuels Partners, L.P.(2)	Private	Equity	Midstream	$36.2	16.8%
2. International Resource Partners LP(3)	Private	Equity	Coal	30.0	13.9
3. VantaCore Partners LP(4)	Private	Equity	Aggregates and Mining	24.9	11.5
4. Energy Future Holdings Corp.	Private	Debt	Other	7.0	3.2
5. Hilcorp Energy Company	Private	Debt	Upstream	6.1	2.8
6. Enterprise Products Partners L.P.	Public	Equity	Midstream	5.6	2.6
7. Plains All American Pipeline, L.P.	Public	Equity	Midstream	4.9	2.3
8. Eagle Rock Energy Partners, L.P.(5)	Public	Equity	Midstream/Upstream	4.2	2.0
9. Dresser, Inc.	Private	Debt	Oilfield Services	4.2	1.9
10. Enbridge Energy Partners L.P.	Public	Equity	Midstream	4.0	1.8

				$127.1	58.8%

(1)	Total assets were $216.1 million as of August 31, 2009.

(2)
Our investment in Direct Fuels Partners, L.P. includes 2,500,000 Class A Common Units; 96,448 Class A Convertible Preferred Units and 26,884 Class B Convertible Preferred Units, which represents a 38% limited partnership interest, and 200 incentive distribution rights (20% of total outstanding incentive distribution rights).

(3)
Our investment in International Resource Partners LP includes 1,500,000 Class A Units, which represents a 28% limited partnership interest, and 10 incentive distribution rights (10% of total outstanding incentive distribution rights).

(4)
Our investment in VantaCore Partners LP includes 1,464,673 Common Units, which represents a 39% limited partnership interest, and 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights).

(5)
As partial consideration for the sale of Millennium Midstream Partners, L.P. to Eagle Rock Energy Partners, L.P. (“Eagle Rock”) on October 1, 2008, we received 1,700,050 unregistered common units. Of this total, 687,022 common units were placed in escrow for a period of 18 months from closing. As of August 31, 2009, we hold 1,112,944 unregistered common units that are freely tradable, but must be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) and 148,616 unregistered common units in escrow.

Results of Operations — For the three and nine months ended August 31, 2009
Set forth below is an explanation of our results of operations for the three and nine months ended August 31, 2009, respectively
Investment Income. Investment income totaled $2.3 million and $4.6 million and consisted of interest income on our fixed income investments and net dividends and distributions. We received $3.7 million and $12.1 million of cash dividends and distributions, of which $2.4 million and $10.0 million was treated as a return of capital during the period. During the third quarter, we reduced our estimate of return of capital from 89% to 82% based on tax reporting information received.
Operating Expenses. Operating expenses totaled $1.5 million and $4.9 million, including $0.8 million and $2.4 million of base investment management fees; $0.3 million and $1.0 million for interest expense and $0.4 million and $1.5 million for other operating expenses. Base investment management fees were equal to an annual rate of 1.75% of average total assets.

Net Investment Income / (Loss). Our net investment income of $0.4 million and a net investment loss of $0.2 million included a deferred income tax expense of $0.3 million and a deferred income tax benefit of $0.1 million.
Net Realized Losses. We had net realized losses from our investments of $3.3 million and $10.9 million, net of $1.7 million and $6.6 million of deferred tax benefit. During the second and third quarters, we elected to monetize a portion of our holdings in certain public MLP investments that had either eliminated or substantially decreased their quarterly distributions and certain fixed income investments that were not current on interest payments. These sales accounted for the majority of our realized losses during the three and nine months ended August 31, 2009.
Net Change in Unrealized Gains. We had net unrealized gains of $9.3 million and $20.5 million. This net unrealized gain consisted of $14.5 million and $32.8 million of unrealized gains from investments and a deferred tax expense of $5.2 million and $12.3 million
Net Increase in Net Assets Resulting from Operations. We had an increase in net assets resulting from operations of $6.4 million and $9.4 million. This increase is composed of the net unrealized gains of $9.3 million and $20.5 million; net realized losses of $3.3 million and $10.9 million and net investment income of $0.4 million and a net investment loss of $0.2 million as noted above.
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
Net Realized Gains (Losses). We had net realized losses from our investments of $4.0 million and $1.8 million, which was net of deferred tax benefit of $2.4 million and $1.1 million. Our realized losses of $5.0 million on the sale of equity and debt securities of SemGroup were the driver of the realized loss during the third quarter.

Net Change in Unrealized Gains (Losses). We had net unrealized losses from our investments of $4.4 million and $5.0 million, both of which are net of tax. For the nine months ended, unrealized gains on our private MLPs were offset by unrealized losses on our public MLP portfolio. For the three months ended, the net unrealized losses consisted of $7.0 million of losses from our investments and a net deferred tax benefit of $2.6 million. For the nine months ended, the net unrealized losses consisted of $1.9 million of losses from our investments, a net deferred tax benefit of $0.7 million and a deferred tax expense of $3.8 million relating to our conversion from a RIC to a taxable corporation, effective December 1, 2007.
Net Increase (Decrease) in Net Assets Resulting from Operations. For the three months ended, our net decrease in net assets resulting from operations for the period was $9.0 million. This increase is composed of the net unrealized losses of $4.4 million, net realized losses of $4.0 million and net investment losses of $0.6 million as noted above.
For the nine months ended, our net decrease in net assets resulting from operations for the period was $9.6 million. This decrease is composed of the net unrealized losses of $5.0 million, net realized losses of $1.8 million and net investment losses of $2.8 million as noted above.
Liquidity and Capital Resources
As of August 31, 2009, we had approximately $7.4 million invested in short-term repurchase agreements. As of October 1, 2009, we had approximately $6.2 million in repurchase agreements. Our repurchase agreements are collateralized by U.S. Treasury bills, and our counterparty is J.P. Morgan Securities Inc.
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
As of August 31, 2009, we had $52.0 million of borrowings under our Investment Facility at an interest rate of 1.51%, and we had a borrowing base of $77.5 million. As of October 1, 2009, we had $52.0 million of borrowings at an interest rate of 1.50%, and our borrowing base was $79.6 million. The maximum amount that we can borrow under our Investment Facility is limited to the lesser of our commitment amount of $100 million and our borrowing base.
Our Investment Facility expires on June 4, 2010. It is our intention to begin discussions with our existing lenders to renew this facility, but we have no assurance as to the size or the terms of a new facility.
Contractual Obligations
Investment Management Agreement. We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the three and nine months ended August 31, 2009, we accrued and paid $0.8 million and $2.4 million in base management fees and did not accrue or pay any incentive fees. We do not pay management fees on deferred taxes. On October 1, 2009, our board of directors unanimously approved a one year renewal of the investment management agreement with KAFA. The investment management agreement expires on October 2, 2010.

As of August 31, 2009, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Investment Facility described above under “Liquidity and Capital Resources.”
The following table summarizes our obligations as of August 31, 2009 over the following periods for the Investment Facility.

	Payments by Period ($ in Millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Investment Facility(1)	$52.0	$52.0	—	—	—

(1)
The maximum amount that we can borrow under our credit facility is limited to the lesser of the commitment amount of $100 million and our borrowing base. As of August 31, 2009, we had a borrowing base of $77.5 million.

Distributions
Payment of future distributions is subject to board approval, as well as meeting the covenants of the Company’s senior debt. During the quarter ended August 31, 2009, we paid distributions totaling $3.0 million ($0.30 per common share).
On October 1, 2009, we declared our quarterly distribution of $0.30 per common share for the period June 1, 2009 through August 31, 2009 for a total of $3.0 million. The distribution is payable on October 29, 2009 to shareholders of record on October 16, 2009. It is anticipated that substantially all of this distribution will be treated as a return of capital for tax purposes.
The component of our distribution that comes from our current or accumulated earnings and profits will be taxable to a stockholder as corporate dividend income. This income will be treated as qualified dividends for Federal income tax purposes at a rate of 15%. The special tax treatment for qualified dividends is scheduled to expire on December 31, 2010. Distributions that exceed our current or accumulated earnings and profits will continue to be treated as a tax-deferred return of capital to the extent of a stockholder’s basis.
Off-Balance Sheet Arrangements
At August 31, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.
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
Interest Rate Risk. Interest rate risk primarily results from variable rate debt securities in which we invest and from borrowings under our Investment Facility. Debt investments in our portfolio are based on floating and fixed rates. Debt investments bearing a floating interest rate are usually based on a LIBOR and a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of August 31, 2009, the fair value of our floating rate investments, excluding our ProPetro investment on which we are not accruing interest, totaled approximately $11.2 million, or 39% of our total debt investments of $28.5 million (excluding ProPetro). Based on sensitivity analysis of the floating rate debt investment portfolio at August 31, 2009 ($14.2 million par value), we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended August 31, 2010 would either decrease or increase net investment income before income taxes by approximately $0.1 million.
As of August 31, 2009, we had $52.0 million of borrowings under our Investment Facility at an interest rate of 1.51%. This interest rate is based on LIBOR. Based on sensitivity analysis of the Investment Facility at August 31, 2009, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended August 31, 2010 would either decrease or increase net investment income before income taxes by approximately $0.5 million.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 30, 2009, we held our 2009 Annual Meeting of Stockholders in Los Angeles, California for the purpose of considering and voting upon the election of directors and a proposal to authorize the Company to sell shares of its common stock for less than net asset value per share, subject to certain conditions. Votes were cast as follows:
Proposal One:

Nominee	For	Withheld
William L. Thacker	7,682,243	255,430
Kevin S. McCarthy	7,680,954	256,719
Both nominees were elected to the board of directors to serve for a term of three years (until the 2012 Annual Meeting of Stockholders) or until their successors have been duly elected and qualified. William R. Cordes, Barry R. Pearl , Albert L. Richey and Robert V. Sinnott continue to serve as directors of the Company.
Proposal Two:

Holders in Favor	Total Holders
4	7

Votes in Favor	Votes Against	Votes Withheld
3,639,290	279,719	58,696
As a result of the vote on this matter, the proposal has been approved.
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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
Date: October 9, 2009	By:	/s/ Kevin S. McCarthy
Kevin S. McCarthy
Chairman of the Board of Directors, President and Chief Executive Officer

Date: October 9, 2009	By:	/s/ Terry A. Hart
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