Form 10-K
period 2009-11-30
KAYNE ANDERSON ENERGY DEVELOPMENT CO
filed 2010-02-16
CIK 1363890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
COMMISSION FILE NUMBER: 814-00725

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

Maryland	20-4991752
(State of Incorporation)	(I.R.S. Employer
Identification No.)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on May 29, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $115,238,727, based on the closing sale price of $11.56 on the New York Stock Exchange. The aggregate market value of common stock held by non-affiliates of the registrant on January 29, 2010 was $145,855,971, based on the closing sale price of $14.51 on the New York Stock Exchange. For the purposes of calculating this amount, only the registrant’s investment adviser and all directors and executive officers of the registrant and the registrant’s investment adviser have been treated as affiliates.
There were 10,190,383 shares of the registrant’s common stock outstanding as of February 1, 2010.

ITEM 1. BUSINESS
About Our Company
Kayne Anderson Energy Development Company (“we,” “us,” and “our”) is a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our common stock began trading on the NYSE on September 21, 2006 through our initial public offering of 10,000,000 shares of common stock at $25.00 per share. By electing to be treated as a BDC, we are subject to the 1940 Act, including the requirements that we must have at least 70% of assets in “eligible portfolio companies,” generally defined as private companies with a principal place of business in the United States. Since December 1, 2007, we have been taxed as a corporation, paying federal and applicable state corporate taxes on our taxable income and capital gains.
Our operations are externally managed and advised by our investment adviser, KA Fund Advisors, LLC (“KAFA”), pursuant to an investment management agreement. Our investment objective is to generate both current income and capital appreciation primarily through equity and debt investments. We will seek to achieve this objective by investing at least 80% of our total assets in securities of companies that derive the majority of their revenue from activities in the energy industry (“Energy Companies”), including: (a) Midstream Energy Companies, which are businesses that operate assets used to gather, transport, process, treat, terminal and store natural gas, natural gas liquids, propane, crude oil or refined petroleum products; (b) Upstream Energy Companies, which are businesses engaged in the exploration, extraction and production of natural resources, including natural gas, natural gas liquids and crude oil, from onshore and offshore geological reservoirs; and (c) Other Energy Companies, which are businesses engaged in owning, leasing, managing, producing, processing and selling of coal and coal reserves; the marine transportation of crude oil, refined petroleum products, liquefied natural gas, as well as other energy-related natural resources using tank vessels and bulk carriers; and refining, marketing and distributing refined energy products, such as motor gasoline and propane, to retail customers and industrial end-users.
A key focus area for our investments in the energy industry is and will continue to be equity and debt investments in Midstream Energy Companies structured as limited partnerships. We also expect to continue to evaluate equity and debt investments in Upstream and Other Energy Companies.
We seek to enhance our total returns through the use of leverage, which may include the issuance of shares of preferred stock, notes, commercial paper and other borrowings, including borrowings under our credit facility. We currently expect to use leverage in an aggregate amount equal to 20% — 30% of our total assets, which includes assets obtained through such leverage. As of November 30, 2009, our leverage to total assets was 24.8%.
Portfolio and Investment Activity
Our investments as of November 30, 2009 were comprised of equity securities of $161.1 million and debt investments of $39.2 million.
During the year ended November 30, 2009, our portfolio mix changed as we sold certain publicly traded MLPs that either eliminated or significantly reduced their distributions, and we increased our ownership of debt investments in Energy Companies. During fiscal 2009, we made three preferred equity investments in one of our private MLPs, Direct Fuels Partners, L.P. These investments totaled $2.9 million, and the securities we purchased are convertible into Direct Fuels’ common units.
As commodity prices increased and the capital markets improved, publicly traded MLPs and energy debt experienced a significant recovery during fiscal 2009. The market value of our publicly traded MLPs and energy debt investments increased substantially during the year, and, as a result, represented a larger portion of our portfolio at the end of fiscal 2009 relative to the beginning of fiscal 2009.

Our portfolio allocations as of November 30, 2009 and November 30, 2008 are set forth below.

	Number of Portfolio Companies at		Percent of Long-Term Investments at
	November 30,		November 30,
	2009	2008	2009	2008
Private MLP	4	4	47.2%	50.6%
Publicly Traded MLP and MLP Affiliate	31	43	33.2	33.0
Other Private Equity	1	1	0.0	0.0
Debt Investments	10	9	19.6	16.4

	46	57	100.0%	100.0%

Certain of our debt securities accrue interest at variable rates determined on a basis of a benchmark, such as the London Interbank Offered Rate (“LIBOR”), or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other debt investments accrue interest at fixed rates. As of November 30, 2009, 35.5%, or $13.9 million, of our interest-bearing portfolio is floating rate debt and 64.5%, or $25.3 million, is fixed rate debt.
Our Top Ten Portfolio Investments as of November 30, 2009
Listed below are our top ten portfolio investments as of November 30, 2009, represented as a percentage of our total assets.

				Amount
	Public/	Equity/		($ in	Percent of
Investment	Private	Debt	Sector	millions)	Total Assets(1)
1. International Resource Partners LP(2)	Private	Equity	Coal	$34.5	15.3%
2. Direct Fuels Partners, L.P.(3)	Private	Equity	Midstream	32.7	14.5
3. VantaCore Partners LP(4)	Private	Equity	Aggregates	25.6	11.4
4. Antero Resources Finance Corporation	Private	Debt	Upstream	7.5	3.3
5. Energy Future Holdings Corp.	Private	Debt	Utility	6.9	3.0
6. Enterprise Products Partners L.P.	Public	Equity	Midstream	6.6	2.9
7. Hilcorp Energy Company	Private	Debt	Upstream	6.3	2.8
8. Eagle Rock Energy Partners, L.P.(5)	Public	Equity	Midstream/Upstream	6.0	2.6
9. Plains All American Pipeline, L.P.	Public	Equity	Midstream	5.2	2.3
10. Dresser, Inc.	Private	Debt	Oilfield Services	4.6	2.0

Total				$135.9	60.1%

(1)	Total assets were $226.0 million as of November 30, 2009.

(2)
Our investment in International Resource Partners LP includes 1,500,000 Class A Units, which represents a 28% limited partnership interest, and 10 incentive distribution rights (10% of total outstanding incentive distribution rights).

(3)
Our investment in Direct Fuels Partners, L.P. includes 2,500,000 Class A Common Units; 96,448 Class A Convertible Preferred Units, 26,884 Class B Convertible Preferred Units and 20,315 Class C Convertible Preferred Units, which represents a 38.6% limited partnership interest, and 200 incentive distribution rights (20% of total outstanding incentive distribution rights).

(4)
Our investment in VantaCore Partners LP includes 1,464,673 Common Units, which represents a 39% limited partnership interest, and 1,823 incentive distribution rights (18% of total outstanding incentive distribution rights).

(5)
Our investment in Eagle Rock Energy Partners, L.P. includes 1,112,944 unregistered common units that are freely tradable, but must be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) and 147,859 unregistered common units in escrow.

About Our Investment Adviser
KAFA, a subsidiary of Kayne Anderson Capital Advisors, L.P., (“KACALP” and together with KAFA, “Kayne Anderson”), externally manages and advises us pursuant to our investment management agreement. KAFA is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Kayne Anderson is a leading investor in both public and private energy companies. At November 30, 2009, Kayne Anderson managed approximately $8.0 billion, including $6.6 billion in securities of energy companies.
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
On-Going Relationships with and Monitoring of Portfolio Companies
We closely monitor each investment we make, and for many of our private investments, we maintain regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting from these private investments. Furthermore, our senior management investment personnel may often hold board seats in the private companies in which we invest. In addition to covenants and other contractual rights, following our investment, we seek to exert significant influence on our private investments through board participation, when appropriate, and by actively working with management on strategic initiatives.
Managerial Assistance
As a BDC, we offer, and must provide upon request, managerial assistance to our private portfolio companies. This assistance could involve, among other things, monitoring the operations of our private portfolio companies, participating in board and management meetings, consulting with and advising officers of private portfolio companies and providing other organizational and financial guidance. We may receive fees for these services, and KAFA provides such managerial assistance on our behalf to private portfolio companies that request this assistance. During the year ended November 30, 2009, certain of our executive officers were paid less than $0.1 million in directors fees by one of our private portfolio companies. All of these fees were assigned to us and are categorized as a component of investment income on our Statement of Operations.
Staffing
We do not currently have any employees and do not expect to have any employees in the future. KAFA provides services necessary for our business, pursuant to the terms of the investment management agreement. Our executive officers are comprised of Kevin S. McCarthy, President and Chief Executive Officer; J.C. Frey, Executive Vice President, Assistant Secretary and Assistant Treasurer; Terry A. Hart, Chief Financial Officer and Treasurer; David J. Shladovsky, Chief Compliance Officer and Secretary; James C. Baker, Executive Vice President; and Ron M. Logan, Senior Vice President. Messrs. McCarthy and Frey serve as our portfolio managers.
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

Operating and Regulatory Structure
We are a BDC under the 1940 Act and, since December 1, 2007, have been taxed as a corporation, paying federal and applicable state corporate taxes on our taxable income. As a result, we will also record deferred income taxes that reflect (i) the tax liability (asset) on unrealized gains (losses), which are attributable to the difference between fair market value and tax basis of our investments, (ii) the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated capital and net operating losses.
As a BDC, we will generally be prohibited from acquiring assets other than “qualifying assets” unless, after giving effect to the acquisition, at least 70% of our total assets (excluding deferred tax assets) are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. The Securities and Exchange Commission (the “SEC”) adopted rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies whose securities are not listed on a national securities exchange. The rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. These rules became effective November 30, 2006. We are also no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities. In addition to the adoption of the rules described above, effective as of July 21, 2008, the SEC adopted an amendment to Rule 2a-46 under the 1940 Act which expands the definition of “eligible portfolio company” to include domestic operating companies with securities listed on a national securities exchange, so long as their market capitalization is less than $250 million (not subject to future adjustment for inflation) computed as of any date in the 60-day period prior to the BDC’s acquisition of the company’s securities. For purposes of determining whether our investments are “qualifying assets” under the 1940 Act, we review the character of the investment at the time of the transaction in which the investments were initially acquired. As of November 30, 2009, we held $9.2 million of publicly traded securities that are considered eligible portfolio companies, $6.0 million of which relate to units of Eagle Rock Energy Partners, L.P. We will continue to monitor closely any developments with respect to the definition of eligible portfolio company, and intend to adjust our investment strategy as needed to comply with and/or take advantage of the new rules as well as any other regulatory, legislative, administrative or judicial actions in this area.
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
We have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes personal trading procedures for employees designated as access persons. Access persons may engage in personal securities transactions, including transactions involving securities that are currently held by us or, in limited circumstances, that are being considered for purchase or sale by us, subject to certain general restrictions and procedures set forth in our code of ethics. Our code of ethics is filed as Exhibit 99.2(R)(1) to pre-effective Amendment No. 5 to our Registration Statement on Form N-2, filed with the SEC on September 18, 2006, and can be accessed via the SEC’s internet site at http://www.sec.gov.

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
As an accelerated filer for the fiscal year ended November 30, 2009, we are required to prepare and include in our annual report to stockholders for such period a report regarding management’s assessment of our internal control over financial reporting under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) and have included this report in Item 9A of this Annual Report on Form 10-K.
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

ITEM 1A. RISK FACTORS
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
Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the risks described below with respect to our common stock. If any of the following events occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and our ability to pay distributions could be materially, negatively impacted.
Risks Related to Our Business and Structure
Any declines in the value of our investments may affect our level of leverage.
The amount of our leverage is normally limited by the terms of our loans (such as through the determination of a “borrowing base”) and by the 1940 Act with respect to loans, preferred stock, commercial paper, notes or other borrowings (collectively, “Leverage Instruments”). Declines in the value of our investments will typically have the effect of increasing our existing leverage as a percent of our total assets. Declines in the value of our investments also reduce the amount of our maximum permitted leverage and may force us to reduce our existing leverage or prevent us from incurring additional leverage. Further, under the terms of our Senior Secured Revolving Credit Facility (the “Credit Facility”), non-performing investments could reduce our borrowing base and could cause us to be in default under the terms of our loans under the Credit Facility. Debt investments are generally characterized as non-performing if such investments are in default of any payment obligations and MLP equity investments are generally characterized as non-performing if such investments fail to pay distributions, in their most recent fiscal quarter, that are greater than 80% of their minimum quarterly distribution amount.

There may be uncertainty as to the value of our portfolio investments.
A large percentage of our portfolio investments consist of securities of private companies. The fair value of these securities may not be readily determinable. We will value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our investment adviser, a third party independent valuation firm and our Valuation Committee (a committee of the board of directors). Valuations of portfolio holdings are determined quarterly and may change significantly before the next valuation date and without any public announcement by us. Our board of directors utilizes the services of an independent valuation firm to review the fair value of any securities prepared by our investment adviser. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
We seek to enhance our total returns through the use of leverage through Leverage Instruments. Although our use of leverage creates an opportunity for increased returns for our common stock, it also results in additional risks and can magnify the effect of any losses. A decrease in the value of our investments has a greater negative impact on the value of our common stock than if we did not use leverage. If the income and gains from the investments purchased with leverage, net of increased expenses associated with such leverage, do not cover the cost of such leverage, the return to holders of our common stock will be less than if leverage had not been used. There is no assurance that our use of leverage will be successful. Our use of leverage involves other risks and special considerations for common stockholders including, but not limited to, the following:
•	Our ability to pay distributions on common stock is restricted if dividends on preferred stock and/or interest on borrowings have not been paid, or set aside for payment.
•	Debt we incur is governed by an indenture or other instrument containing covenants that restrict our operating flexibility or our ability to pay dividends on common stock in certain instances.
•	Our Leverage Instruments are secured by a lien on our assets, which, in the event of a default under the instrument governing the debt, would subject such collateral to liquidation by the lenders.
•	We and, indirectly, our stockholders bear the cost of issuing and servicing our Leverage Instruments.
•	Leverage Instruments have rights, preferences and privileges over our income and against our assets in liquidation that are more favorable than those of our common stock.
•	There will likely be greater volatility of net asset value and market price of our common stock than a comparable portfolio without leverage.
•	The management fee payable to our investment adviser is higher than if we did not use leverage.
•	We may be subject to certain restrictions on investments imposed by guidelines of one or more rating agencies, which may issue ratings for the Leverage Instruments issued by us.

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
In addition to its base management fee, our investment adviser earns incentive compensation in two parts. The first part, the “Net Investment Income Fee,” is payable quarterly and is equal to 20% of the excess, if any, of our Adjusted Net Investment Income for the quarter that exceeds a quarterly hurdle rate equal to 1.875% (7.50% annualized) of our average net assets for such quarter. Average net assets is calculated by averaging net assets at the last day of such quarterly period and at the last day of such prior quarterly period or commencement of operations (“net assets” is defined as our total assets less total liabilities (including liabilities associated with Leverage Instruments) determined in accordance with generally accepted accounting principles). The second part of the incentive fee will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the investment management agreement, as of the termination date) and will equal (1) 20% of Adjusted Realized Capital Gains, less (2) the aggregate amount of all capital gains fees paid to our investment adviser in prior years.
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
We are exposed to risks associated with changes in interest rates because increases in market interest rates may both reduce the value of a portion of our portfolio investments and increase our cost of capital
A portion of our debt investments bears interest at fixed rates, and the value of these investments generally will be negatively affected by increases in market interest rates. In addition, an increase in interest rates makes it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. In that regard, rising interest rates could also cause the yield of our common stock to be less attractive to investors.

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
Pursuant to the investment management agreement, our investment adviser is entitled to receive incentive compensation for each fiscal quarter in an amount equal to 20% of the excess, if any, of our Adjusted Net Investment Income for the quarter that exceeds a quarterly hurdle rate equal to 1.875% (7.50% annualized) of our average net assets for such quarter. Average net assets is calculated by averaging net assets at the last day of such quarterly period and at the last day of such prior quarterly period or commencement of operations (“net assets” is defined as our total assets less total liabilities (including liabilities associated with Leverage Instruments, as defined below) determined in accordance with generally accepted accounting principles). Leverage Instruments refer to shares of preferred stock, commercial paper, or notes and other borrowings. The calculation of the incentive fee includes any deferred income accrued, but not yet received. As a result, we may pay an incentive fee on income, the receipt of which may be uncertain or deferred.
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
Our ability to recognize the benefits of our deferred tax asset is dependent on future cash flows, capital gains and taxable income.
We recognize the expected future tax benefit from a deferred tax asset when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against the deferred tax asset. Assessing the recoverability of a deferred tax asset requires management to make significant estimates related to expectations of future taxable income and capital gains. Estimates of future taxable income are based on forecasted cash flows from investments and operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows, capital gains and taxable income differ significantly from estimates, our ability to realize our deferred tax assets could be impacted. Additionally, a significant decrease in the value of our portfolio may cause us to take a significant valuation allowance against our deferred tax assets, which would result in a material decrease to our net asset value. The deferred tax asset associated with our capital losses have a five year carryforward period which is much shorter than the twenty year carryforward period for our net operating losses. This shorter period may make it more difficult for us to realize this portion of our deferred tax asset. Additionally, realization of certain of our unrealized losses may impact whether or not a valuation allowance is required. Future changes in tax law could limit our ability to obtain the future tax benefits represented by our deferred tax asset. See Notes 2 and 5 of Notes to Consolidated Financial Statements for further discussion of our deferred tax asset.
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

We may not be able to refinance our Credit Facility.
Our Credit Facility terminates on June 4, 2010. At November 30, 2009, we had $56.0 million borrowed under our Credit Facility, and we have utilized this facility since June 2007 to make portfolio investments. We are in the process of renewing this facility. Our funding costs may increase, and our borrowing base may decrease as part of such renewal. Additionally, the manner in which our borrowing base is determined in the renewed facility will likely make it more difficult to significantly increase our investment in Private MLPs. If we are unable to renew this facility, we may be forced to sell securities in our portfolio to repay any outstanding loans under this facility.
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
We operate in a highly competitive market for investment opportunities with competitors who may have greater resources, a lower cost of capital and the ability to invest in Energy Companies at interest rates and rates of return lower than those that we will offer or at other terms more favorable than we will offer or require. This may cause us to lose investment opportunities or cause us to invest on less favorable terms, and, as a result, the value of our shares or the amount of distributions we pay may decline.
A large number of entities compete with us to make the types of investments that we intend to make. We compete with other BDCs, public funds, private funds, including private equity and hedge funds, commercial and investment banks, and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures that we face will not have a material adverse effect on our business, financial condition, results of operations or prospects. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
We do not seek to compete solely based on the interest rates and rates of return we will offer to prospective portfolio companies. However, we believe some of our competitors may make investments with interest rates and rates of return that will be comparable to or lower than the rates we offer or require. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structures. If we match our competitors’ pricing, terms and structures, we may experience decreased net investment income and increased risk of principal loss, and the value of the shares you purchase or the amount of any distributions you receive may decline.
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
Additionally, to the extent that Kayne Anderson sources and structures private investments in Energy Companies, certain employees of Kayne Anderson may become aware of actions planned by publicly traded Energy Companies, such as acquisitions, that are not yet announced to the public. It is possible that we could be precluded from investing in a publicly traded Energy Company about which Kayne Anderson has material nonpublic information; however, it is Kayne Anderson’s intention to ensure that any material non-public information available to certain Kayne Anderson employees not be shared with those employees of our investment adviser responsible for the purchase and sale of publicly traded Energy Company securities on our behalf.
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
If certain of our investments are deemed not to be qualifying assets, we could be deemed to be in violation of the 1940 Act, in which case we may not qualify as a BDC.
To maintain our status as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets (excluding deferred tax assets) are qualifying assets, which we refer to as the “70% Test.” Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. The SEC adopted rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies whose securities are not listed on a national securities exchange, and, accordingly, we are no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding margin securities. The rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition to the adoption of the rules described above, effective as of July 21, 2008, the SEC adopted an amendment to Rule 2a-46 under the 1940 Act which expands the definition of “eligible portfolio company” to include domestic operating companies with securities listed on a national securities exchange, so long as their market capitalization is less than $250 million (not subject to future adjustment for inflation) computed as of any date in the 60-day period prior to the BDC’s acquisition of the company’s securities. For purposes of determining whether our investments are “qualifying assets” under the 1940 Act, we review the character of the investment at the time of the transaction in which the investments were initially acquired. Any failure to otherwise comply with any provision of the 70% Test in a timely manner could prevent us from qualifying as a BDC.

Risks Related to Our Investments
The energy industry is subject to many risks.
We concentrate our investments in the energy industry. The revenues, income (or losses) and valuations of Energy Companies and energy-related Companies that process natural resources can fluctuate suddenly and dramatically due to any one or more of the following factors:
•
Economic Risk. Risks that economic conditions cause falling demand for natural gas, natural gas liquids, crude oil or other natural resource commodity declines, causing lower prices for such commodity and causing lower volumes to be available for transportation, mining, processing, storage or distribution. Risks that changes in national, regional and local economic conditions, interest rates, demographics and populations shifts cause an overall decrease in commercial and residential construction and may cause falling demand for aggregates.

•
Supply Risk. Risks that lower commodity prices cause a decrease in the production of natural gas, natural gas liquids, crude oil or other natural resource commodity declines, causing lower volumes to be available for transportation, mining, processing, storage or distribution.

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

•	Acquisition Risk. Risks relating to the continued growth through acquisitions and increase in distributions to equity holders.
•	Interest Rate Risk. Risks relating to the value of debt and equity values in our portfolio due to interest rate fluctuations.
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
We invest primarily in private companies, which may be subject to higher risk than investments in publicly traded companies. Little public information exists about many of these companies, and we are required to rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If we are unable to obtain all material information about these companies, we may not make a fully informed investment decision, and we may lose some or all of our investments in these companies. These factors could subject us to greater risk than investments in publicly traded companies and negatively affect our investment returns, which could negatively impact the distributions paid to you and the value of your investment.
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

The lack of liquidity in our investments might prevent us from selling them in a timely manner at prices that we believe represent fair value
We primarily make investments in private companies. The illiquidity of certain of our private investments may make it difficult for us to sell such investments in a timely manner at prices that we believe represent fair value. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also encounter other restrictions on our ability to liquidate an investment in a publicly traded portfolio company to the extent that we have, or one of our affiliates has, material non-public information regarding such portfolio company. In providing services to us, our investment adviser is not permitted to use material non-public information of which Kayne Anderson is in possession. If we are unable to sell our assets, we might suffer a loss and/or reduce the distributions to our stockholders.
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
The equity interests and debt securities in which we invest may not appreciate or may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. As a result, the equity interests in which we invest may decline in value, which may negatively impact our ability to pay you distributions and may cause you to lose all or part of your investment.
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
Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in the capital markets, the level of infrastructure and housing construction and changes in the prices of their primary commodities and products. These factors could adversely impact the customer base and customer collections of our portfolio companies.
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

One of our significant portfolio company’s results is dependent on the demand for aggregates.  Aggregate demand depends on the strength of the construction industry.  Construction spending is affected by national, regional, and local economic conditions, changes in interest rates, demographic and population shifts, and changes in construction spending by federal, state, and local governments. A prolonged downturn in the construction industry may occur and affect the demand for aggregate products.
Demand for aggregates, particularly in the commercial and residential construction markets, could continue to be negatively impacted if companies and consumers are unable to obtain credit for construction projects or if the economic slowdown causes delays or cancellations of capital projects.  State and federal budget issues may continue to decrease the funding available for infrastructure spending. The lack of available credit has limited the ability of states to issue bonds to finance construction projects.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or others could lead to defaults and, potentially, acceleration of its loans and foreclosure on the assets securing such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our investment as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. This could negatively impact our ability to pay distributions and cause the value of our shares to decline.
Numerous factors may reduce the interest, dividends or distributions paid by an Energy Company to us, which in turn may reduce the distributions we pay to our common stockholders.
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
Under the terms of our Credit Facility, non-performing investments could reduce our borrowing base and could cause us to be in default under the terms of our loans under the Credit Facility. Debt investments are generally characterized as non-performing if such investments are in default of any payment obligations and MLP equity investments are generally characterized as non-performing if such investments fail to pay distributions, in their most recent fiscal quarter, that are greater than 80% of their minimum quarterly distribution amount.
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
Our portfolio investments are concentrated in a limited number of portfolio companies, which subjects us to a risk of significant loss if any one of these companies were to suffer a significant loss.
While we intend for the investments in our portfolio to be allocated among a substantial number of companies, we may invest up to 25% of our assets in any one portfolio company and our investments may be concentrated in a limited number of companies. As of November 30, 2009, our three largest portfolio companies represent $92.8 million or 46% of our total long-term investments. As a consequence of this concentration, the aggregate returns we realize may be adversely affected if a small number of our investments perform poorly or if we need to write down the value of any one such investment. Financial difficulty on the part of any single portfolio company will expose us to a greater risk of loss than would be the case if we were a “diversified” company holding numerous investments. To the extent that we take large positions in the securities of a small number of portfolio companies, our net asset value and the market price of our common stock may fluctuate as a result of changes in the financial condition or in the market’s assessment of such portfolio companies to a greater extent than that of a diversified investment company. These factors could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.
In addition, our investments are concentrated in the energy industry. Consequently, we will be exposed to the risks of adverse developments affecting the energy industry to a greater extent than if our investments were dispersed over a variety of industries.

When we are a debt or non-controlling equity investor in a portfolio company, we generally will not be in a position to control the entity, and management of the portfolio company may make decisions that could decrease the value of our portfolio holdings
We primarily make debt and non-controlling equity investments, and will therefore be subject to the risks that a portfolio company may make business decisions with which we disagree and that the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity of our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
Our use of derivatives instruments may result in losses greater than if they had not been used and the counter-party in a derivative transaction may default on its obligations.
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
We cannot assure you what percentage of the distributions paid on our common stock, if any, will be treated as qualified dividend income or as a return of capital. The current 15% rate on qualified dividend income is scheduled to expire for taxable years beginning after December 31, 2010.
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
Tax Law Change Risk. Changes in tax laws or regulations, or interpretations thereof in the future, could adversely affect us or the Energy Companies in which we invest. Any such changes could negatively impact our common stockholders. For example, new legislation could negatively impact the amount and tax characterization of distributions received by our common stockholders.

Future offerings of Leverage Instruments, which would be senior to our common stock upon liquidation, or equity securities, could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions.
We may attempt to increase our capital resources by making additional offerings of Leverage Instruments, subject to the restrictions of the 1940 Act. Upon the liquidation of our company, holders of our Leverage Instruments would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on dividends that could limit our ability to pay distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors which may be beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
Shares of closed-end management investment companies, including business development companies, may trade at a discount from net asset value.
Shares of closed-end management investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of a closed-end investment company is a risk separate and distinct from the risk that our net asset value will decrease. Our shares of common stock are not subject to redemption. Investors desiring liquidity may, subject to applicable securities laws, trade their shares of common stock on any exchange where such shares are then trading at current market value, which may differ from the then-current net asset value. Our common stock has historically traded below net asset value, but we cannot predict whether our common stock will trade at, above, or below net asset value.
Certain provisions of Maryland law and our Charter and Bylaws could hinder, delay or prevent a change in con-trol of our company.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during our fiscal quarter ended November 30, 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock Price Range and Net Asset Value per Share
Our common stock trades on the NYSE under the symbol “KED.” We completed our initial public offering on September 21, 2006 at a price of $25.00 per share. Prior to such date, there was no public market for our common stock. The closing market price of our common stock on January 29, 2010 was $14.51 per share, and we had six stockholders of record on this date. Since many of our shares are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of underlying stockholders and individual participants represented by these recordholders.
The following table lists net asset value per share (“NAV per share”) at the end of each fiscal quarter, the high and low sales price for our common stock during the respective fiscal quarters and distributions declared and paid per share with respect to each fiscal quarter.

	NAV(1)	High Sales Price	Low Sales Price	Distributions
2008
First Fiscal Quarter	$23.41	$25.07	$20.74	$0.415
Second Fiscal Quarter	$23.51	$25.62	$22.10	$0.420
Third Fiscal Quarter	$22.19	$24.28	$20.87	$0.420
Fourth Fiscal Quarter	$16.10	$23.00	$7.72	$0.350
2009
First Fiscal Quarter	$15.23	$13.19	$6.26	$0.350
Second Fiscal Quarter	$15.70	$13.95	$7.01	$0.300
Third Fiscal Quarter	$16.02	$14.28	$11.48	$0.300
Fourth Fiscal Quarter	$16.58	$14.39	$11.11	$0.300

(1)
NAV per share is determined as of the last day of the fiscal quarter and therefore may not reflect the NAV per share on the date of the high and low sales price, which may or may not fall on the last day of the quarter. NAV per share is based on outstanding shares at the end of each quarter.

Distributions
Payment of future distributions is subject to board approval, as well as meeting the covenants of our senior debt. During the fiscal year ended November 30, 2009, we paid distributions totaling $13.1 million ($1.30 per common share), of which $0.8 million was reinvested for 60,992 newly issued shares of common stock pursuant to our dividend reinvestment plan.
On January 7, 2010, we declared our quarterly dividend of $0.30 per common share for the period September 1, 2009 to November 30, 2009, totaling $3.0 million. The dividend was paid on January 28, 2010 to stockholders of record on January 15, 2010.
The component of our distribution that comes from our current or accumulated earnings and profits will be taxable to a stockholder as dividend income. This income will be treated as qualified dividends for Federal income tax purposes at a rate of l5%. The special tax treatment for qualified dividends is scheduled to expire on December 31, 2010. Distributions that exceed our current or accumulated earnings and profits will be treated as a tax-deferred return of capital to the extent of a stockholder’s basis. We expect that a significant portion of future distributions to stockholders will constitute a tax-deferred return of capital distribution.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
Not applicable.
Stock Performance Graph
The following graph compares the return on our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500”) and a BDC peer group from September 21, 2006, the commencement of our operations and initial public offering, through November 30, 2009. The graph compares the value over this time period of an initial $100 investment in our common stock to the S&P 500 and the BDC peer group, assuming the reinvestment of all cash dividends for our common stock.
The comparisons in the graph below are based on historical data and are not intended to forecast future performance of our common stock.

(1)	The BDC peer group consists of the following closed-end investment companies that have elected to be regulated as business development companies under the 1940 Act:

Allied Capital Corporation	KKR Financial Holdings LLC
American Capital Strategies, Ltd.	Main Street Capital Corporation
Apollo Investment Corporation	MGC Capital Corporation
Ares Capital Corporation	MVC Capital, Inc.
BlackRock Kelso Capital Corporation	NGP Capital Resources Company
Fifth Street Finance Corp.	PennantPark Investment Corporation
Gladstone Capital Corporation	Prospect Capital Corporation
Gladstone Investment Corporation	Tortoise Capital Resources Corporation
GSC Investment Corp.	Triangle Capital Corporation
Kohlberg Capital Corporation

ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial information and other data for the fiscal years ended November 30, 2009, 2008, 2007 and the period ended September 21, 2006 (inception) through November 30, 2006 is derived from our financial statements included in this Annual Report on Form 10-K which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. This selected financial information and other data should be read in conjunction with our financial statements, related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

				As of and for the
				Period
	As of and for the Fiscal Year Ended			September 21, 2006*
	November 30			Through
(Amounts in 000’s, except per share and other data)	2009	2008	2007	November 30, 2006
Statement of Operations Data
Total investment income	$8,372	$6,143	$11,496	$2,047
Total expenses	6,644	11,753	8,471	1,183
Net investment income (loss)	1,073	(3,532)	3,606	864
Net realized and unrealized gains (losses)	17,156	(63,331)	11,774	7,824
Net increase (decrease) in net assets resulting from operations	18,229	(66,863)	15,380	8,688
Per Share Data
Net asset value	$16.58	$16.10	$24.39	$24.19
Net increase (decrease) in net assets resulting from operations	1.78	(6.62)	1.54	0.87
Statement of Assets and Liabilities Data
Total assets	$226,020	$222,174	$355,387	$243,604
Total net assets	168,539	162,687	245,133	241,914
Other Data
Total return based on market value(1)	56.0%	(54.8)%	9.3%	(10.7)%
Total return based on net asset value(2)	14.4%	(28.6)%	6.3%	3.7%
Number of portfolio companies at period end — public	31	43	43	29
Number of portfolio companies at period end — private	15	14	16	7

*	Commencement of operations.

(1)
Not annualized for the period September 21, 2006 through November 30, 2006. Total return based on market value is calculated assuming a purchase of common stock at the market price on the first day and a sale at the market price on the last day of the period reported. The calculation also assumes reinvestment of dividends, if any, at actual prices pursuant to our dividend reinvestment plan.

(2)
Not annualized for the period September 21, 2006 through November 30, 2006. Total return based on net asset value is calculated as the change in net asset value per share plus the distributions paid during the period being measured, assuming reinvestment in our dividend reinvestment plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following information contained in this section should be read in conjunction with the “Item 6. Selected Financial Data” and our financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a non-diversified, closed-end management investment company organized under the laws of the State of Maryland that has elected to be treated as a BDC under the 1940 Act. Since December 1, 2007, we have been and continue to be taxed as a corporation, paying federal and applicable state corporate taxes on our taxable income. Our operations are externally managed and advised by our investment adviser, KA Fund Advisors, LLC (“KAFA”), pursuant to an investment management agreement. Our investment objective is to generate both current income and capital appreciation primarily through equity and debt investments. We will seek to achieve this objective by investing at least 80% of our total assets in securities of Energy Companies. A key focus area for our investments in the energy industry is and will continue to be equity and debt investments in Midstream Energy Companies structured as limited partnerships. We also expect to continue to evaluate equity and debt investments in Upstream and Other Energy Companies.
Portfolio and Investment Activity
Our investments as of November 30, 2009 were comprised of equity securities of $161.1 million and energy debt investments of $39.2 million.
During the year ended November 30, 2009, our portfolio mix changed as we sold publicly traded MLPs that either eliminated or significantly reduced their distributions, and we increased our ownership of debt investments in Energy Companies. During fiscal 2009, we made three preferred equity investments in one of our private MLPs, Direct Fuels Partners, L.P. These investments totaled $2.9 million, and the securities we purchased are convertible into Direct Fuels’ common units.
As commodity prices increased and the capital markets improved, publicly traded MLPs and energy debt experienced a significant recovery during fiscal 2009. The market value of our publicly traded MLPs and energy debt investments increased substantially during the year, and, as a result, represented a larger portion of our portfolio at the end of fiscal 2009 relative to the beginning of fiscal 2009.
Certain of our energy debt securities accrue interest at variable rates determined on a basis of a benchmark, such as LIBOR or the prime rate, with stated maturities at origination that typically range from 5 to 10 years. Other energy debt investments accrue interest at fixed rates. As of November 30, 2009, 35.5%, or $13.9 million, of our interest-bearing portfolio is floating rate debt and 64.5%, or $25.3 million, is fixed rate debt.
Results of Operations—For the Fiscal Year Ended November 30, 2009
Set forth below is an explanation of our results of operations for the fiscal year ended November 30, 2009.
Investment Income. Investment income totaled $8.4 million and consisted primarily of dividends from our MLP investments and interest income on our energy debt investments and short-term investments in repurchase agreements. We received $15.8 million of cash dividends and distributions, of which $10.7 million was treated as a return of capital during the period. For the fiscal year ended November 30, 2009, we estimate the return of capital portion of distributions received to be $13.0 million or 82%. This amount was reduced by $2.3 million attributable to 2008 tax reporting information that we received in fiscal 2009. The tax reporting information is used to adjust our prior year return of capital estimate. As a result, we adjusted our return of capital percentage for the year ended November 30, 2009 to 68%.
Operating Expenses. Operating expenses totaled $6.6 million, including $3.2 million of base investment management fees; $1.3 million for interest expense and $2.1 million for other operating expenses. Base investment management fees were equal to an annual rate of 1.75% of average total assets (excluding deferred tax assets).

Net Investment Income. Our net investment income totaled $1.1 million and included a deferred income tax expense of $0.8 million.
Net Realized Losses. We had net realized losses from our investments of $10.7 million, net of $6.6 million of deferred income tax benefit. During the second and third quarters, we monetized a portion of our holdings in certain public MLP investments that had either eliminated or substantially decreased their quarterly distributions and certain energy debt investments that were not current on interest payments. These sales accounted for the majority of our realized losses during the period.
Net Change in Unrealized Gains. We had a net change in unrealized gains of $27.9 million. This net change in unrealized gains consisted of $44.9 million of unrealized gains from investments and a deferred tax expense of $17.0 million. The majority of the net change in unrealized gains were generated from our publicly traded MLPs and liquid energy debt investments.
Net Increase in Net Assets Resulting from Operations. We had an increase in net assets resulting from operations of $18.2 million. This increase is composed of the net unrealized gains of $27.9 million, net realized losses of $10.7 million and net investment income of $1.1 million as noted above.
Results of Operations—For the Fiscal Year Ended November 30, 2008
Set forth below is an explanation of our results of operations for the fiscal year ended November 30, 2008.
Investment Income. Investment income totaled $6.1 million and consisted primarily of interest income on our energy debt investments and short-term investments in repurchase agreements. During second quarter 2008, we incurred bad debt expense of $0.8 million associated with our ProPetro investment, and we elected to no longer accrue interest on this investment. We received $18.5 million of cash dividends and distributions, of which $16.4 million was treated as a return of capital during the period. During the period, we lowered our estimate of return of capital from 97% to 90% based on 2007 K-1 data received from the MLPs.
Operating Expenses. Operating expenses totaled $11.8 million, including $5.1 million of base investment management fees; $4.3 million for interest expense and $2.4 million for other operating expenses. Interest expense included the write-off of capitalized debt issuance costs of $0.3 million related to the termination of our Treasury Secured Revolving Credit Facility (the “Treasury Facility”). Base investment management fees were equal to an annual rate of 1.75% of average total assets (excluding deferred tax assets). We did not pay a management fee or any incentive fee with respect to any investments made under the Treasury Facility, which we terminated effective January 31, 2008.
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
Net Change in Unrealized Gains (Losses). We had a net change in unrealized losses of $70.8 million, net of tax. The net change in unrealized losses consisted of $106.4 million of unrealized losses from investments that were partially offset by a deferred tax benefit of $39.4 million and a deferred tax expense of $3.8 million relating to our conversion from a RIC to a taxable corporation effective December 1, 2007.
Net Decrease in Net Assets Resulting from Operations. We had a decrease in net assets resulting from operations of $66.9 million. This decrease is composed of the net unrealized losses of $70.8 million, net realized gains of $7.5 million and a net investment loss of $3.5 million as noted above.

Results of Operations—For the Fiscal Year Ended November 30, 2007
Set forth below is an explanation of our results of operations for the fiscal year ended November 30, 2007, our first full fiscal year in operation.
Investment Income. Investment income totaled $11.5 million and consisted primarily of interest income on our short-term investments in energy debt investments and repurchase agreements. We earned $9.2 million of cash dividends and distributions, of which $8.7 million was treated as a return of capital during the period.
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
Liquidity and Capital Resources
As of November 30, 2009, we had approximately $4.7 million invested in short-term repurchase agreements. As of February 1, 2010, we had approximately $1.6 million in repurchase agreements. Our repurchase agreements are collateralized by U.S. Treasury notes, and our counterparty is J.P. Morgan Securities Inc.
The Credit Facility has availability of up to $100 million. The Credit Facility has a three year term (expiring on June 4, 2010) and bears interest, at our option, at either (i) LIBOR plus 125 basis points or (ii) the prime rate plus 25 basis points.
The obligations under the Credit Facility are secured by substantially all of our assets, and are guaranteed, generally, by any of our future subsidiaries. The Credit Facility contains affirmative and reporting covenants and certain financial ratios and restrictive covenants, including: (a) maintaining an asset coverage ratio of not less than 2.50:1.0; (b) maintaining minimum liquidity at certain levels of outstanding borrowings; (c) maintaining a minimum of stockholders’ equity; and (d) other customary restrictive covenants. The Credit Facility also contains customary representations and warranties and events of default.
As of November 30, 2009, we had $56.0 million of borrowings under our Credit Facility at an interest rate of 1.48%, and we had a borrowing base of $85.0 million. As of February 1, 2010, we had $61.0 million of borrowings at an interest rate of 1.48%, and our borrowing base was $85.8 million. The maximum amount that we can borrow under our Credit Facility is limited to the lesser of our commitment amount of $100 million and our borrowing base.
In anticipation of the maturity of our Credit Facility, we have initiated discussions with our lenders in an effort to start the renewal process well in advance of the June 4, 2010 maturity date. Given our current portfolio and our ratio of borrowings to our borrowing base, we feel there is a high probability that we will be able to enter into a new agreement with a commitment size and borrowing base in excess of the current amount borrowed. We anticipate that the commitment size on such new facility will be lower than its existing commitment and anticipate the interest rate on such new facility will be higher than our existing Credit Facility. We do not anticipate these changes will have a material impact on our distributable cash flow or investment strategy. We can make no assurance as to the ultimate size or terms of a new facility.

Contractual Obligations
Investment Management Agreement. We have entered into an investment management agreement with KAFA under which we have material future rights and commitments. Pursuant to the investment management agreement, KAFA has agreed to serve as our investment adviser and provide on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance. Payments under the investment management agreement may include (1) a base management fee, (2) an incentive fee, and (3) reimbursement of certain expenses. For the year ended November 30, 2009, we accrued and paid $3.2 million in base management fees and did not accrue or pay any incentive fees. We do not pay management fees on deferred taxes.
As of November 30, 2009, we did not have, or have not entered into, any long-term debt obligations, long-term liabilities, capital or operating lease obligations or purchase obligations that require minimum payments or any other contractual obligation at the present, within the next five years or beyond other than the borrowings outstanding under our Credit Facility described above under “Liquidity and Capital Resources.”
The following table summarizes our obligations as of November 30, 2009 over the following periods for the Credit Facility.

	Payments by Period ($ in Millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Credit Facility(1)	$56.0	$56.0	—	—	—

(1)
The maximum amount that we can borrow under our credit facility is limited to the lesser of the commitment amount of $100 million and our borrowing base. As of November 30, 2009, we had a borrowing base of $85 million.

Distributions
Payment of future distributions is subject to board approval, as well as meeting the covenants of our senior debt. During the fiscal year ended November 30, 2009, we paid distributions totaling $13.1 million ($1.30 per common share).
On January 7, 2010, we declared our quarterly distribution of $0.30 per common share for the period September 1, 2009 through November 30, 2009 for a total of $3.0 million. The distribution was paid on January 28, 2010 to stockholders of record on January 15, 2010. It is anticipated that substantially all of this distribution will be treated as a return of capital for tax purposes.
The component of our distribution that comes from our current or accumulated earnings and profits will be taxable to a stockholder as dividend income. This income will be treated as qualified dividends for Federal income tax purposes at a rate of 15%. The special tax treatment for qualified dividends is scheduled to expire on December 31, 2010. Distributions that exceed our current or accumulated earnings and profits will be treated as a tax-deferred return of capital to the extent of a stockholder’s basis. We expect that a significant portion of future distributions to stockholders will constitute a tax-deferred return of capital distribution.
Off-Balance Sheet Arrangements
At November 30, 2009, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition.

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
Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices. Energy debt securities that are considered corporate bonds are valued by using the mean of the bid and ask prices provided by an independent pricing service. For energy debt securities that are considered corporate bank loans, the fair market value is determined by using the mean of the bid and ask prices provided by the syndicate bank or principal market maker. When price quotes are not available, fair market value will be based on prices of comparable securities. In certain cases, we may not be able to purchase or sell energy debt securities at the quoted prices due to the lack of liquidity for these securities.
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
Our portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by us for which reliable market quotations are not readily available, valuations are determined in good faith by the board of directors under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors, the following valuation process, approved by the board of directors, is used for such securities:
•	Investment Team Valuation. The applicable investments are valued by senior professionals of KAFA responsible for the portfolio investments.
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

•
Valuation Firm.  No less frequently than quarterly, a third-party valuation firm engaged by the board of directors reviews the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consist of certain limited procedures that we identify and request them to perform.

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

During the course of such valuation process, whenever possible, privately-issued equity and debt investments are valued using comparisons of valuation ratios of the portfolio companies that issued such equity and debt securities to any peer companies that are publicly traded. The value derived from this analysis is then discounted to reflect the illiquid nature of the investment. We also utilize comparative information such as acquisition transactions, public offerings or subsequent equity sales to corroborate its valuations. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the our investments in privately-issued securities may differ significantly from the values that would have been used had a ready market existed for such investments, and the differences could be material.
Factors that we may take into account in fair value pricing its investments include, as relevant, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, the nature and realizable value of any collateral and other relevant factors.
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
Federal and State Income Taxation. As a corporation, we are obligated to pay federal and state income tax on our taxable income. We invest our assets primarily in MLPs, which generally are treated as partnerships for federal income tax purposes. As a limited partner in the MLPs, we include our allocable share of the MLPs’ taxable income in computing our own taxable income. Deferred income taxes reflect (i) the tax liability (asset) on unrealized gains (losses), which are attributable to the temporary difference between fair market value and tax basis of our investments, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating and capital losses.
To the extent that we have a deferred tax asset, consideration is given as to whether or not a valuation allowance is required. The need to establish a valuation allowance for deferred tax assets is assessed periodically by us based on the criterion established by the Accounting for Income Tax topic of the FASB Accounting Standards Codification, that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In the assessment for a valuation allowance, consideration is given to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability (which are highly dependent on future MLP cash distributions), the duration of statutory carryforward periods and the associated risk that operating and capital loss carryforwards may expire unused.

We rely, to some extent, on information provided by MLPs, which may not necessarily be timely, to estimate our state income tax provision and taxable income allocable to us. Such estimates are made in good faith. From time to time, as new information becomes available, we modify our estimates or assumptions regarding our income tax provision and related deferred tax liability (asset).
The Accounting for Uncertainty in Income Taxes Topic of the FASB Accounting Standards Codification defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized.
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
Interest Rate Risk. Interest rate risk primarily results from variable rate debt securities in which we invest and from borrowings under our Credit Facility. Debt investments in our portfolio are based on floating and fixed rates. Debt investments bearing a floating interest rate are usually based on a LIBOR and a spread consisting of additional basis points. The interest rates for these debt instruments typically have one to six-month durations and reset at the current market interest rates. As of November 30, 2009, the fair value of our floating rate investments, excluding our ProPetro investment on which we are not accruing interest, totaled approximately $11.4 million, or 31.1% of our total debt investments of $36.7 million (excluding ProPetro). Based on sensitivity analysis of the floating rate debt investment portfolio at November 30, 2009 ($14.2 million par value), we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended November 30, 2010 would either decrease or increase net investment income before income taxes by approximately $0.1 million.
As of November 30, 2009, we had $56.0 million of borrowings under our Credit Facility at an interest rate of 1.48%. This interest rate is based on LIBOR. Based on sensitivity analysis of the Credit Facility at November 30, 2009, we estimate that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended November 30, 2010 would either decrease or increase net investment income before income taxes by approximately $0.6 million.
In anticipation of the maturity of our Credit Facility, we have initiated discussions with our lenders in an effort to start the renewal process well in advance of the June 4, 2010 maturity date. Given our current portfolio and our ratio of borrowings to our borrowing base, we feel there is a high probability that we will be able to enter into a new agreement with a commitment size and borrowing base in excess of the current amount borrowed. We anticipate that the commitment size on such new facility will be lower than its existing commitment and anticipate the interest rate on such new facility will be higher than our existing Credit Facility. We do not anticipate these changes will have a material impact on our distributable cash flow or investment strategy. We can make no assurance as to the ultimate size or terms of a new facility.

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
Energy debt and equity securities that are not publicly traded or whose market price is not readily available are valued at fair value as determined in good faith by our board of directors. The types of factors that we may take into account in fair value pricing of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Our investments that are not publicly traded may be indirectly impacted (positively or negatively) by public market prices of securities that are comparable to these private investments. Changes in market prices related to purchase transactions, public offerings and secondary offerings can also impact the valuations of our investments that are not publicly traded.
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

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15 of the of 1934 Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of November 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of November 30, 2009.
The effectiveness of our internal control over financial reporting as of November 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Our business and affairs are managed under the direction of our board of directors, including supervision of the duties performed by our investment adviser. A majority of our board consists of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The board of directors elects our officers, who serve at the board’s discretion.
Directors and Officers
Under our charter, our board of directors is divided into three classes (Class I, Class II and Class III). Currently we have six directors. Each class of directors will hold office for a three-year term and until his successor has been duly elected and qualified.
The following tables set forth information regarding our directors and officers and their principal occupations and other affiliations during the past five years. The address for all directors and officers is 717 Texas Avenue, Suite 3100, Houston, Texas, 77002. Additional biographical information on each director and officer follows the tables.
Independent Directors

				Number of
		Term of		Portfolios in	Other
	Position	Office/		Fund Complex	Directorships
Name	Held with	Time of	Principal Occupations	Overseen by	Held by
(Birth Year)	Registrant	Service	During Past Five Years	Director	Director

William R. Cordes (born 1948)	Director	3-year term as Director (until the 2011 Annual Meeting of Stockholders), served since 2008	Retired from Northern Border Pipeline Company in April 2007 after serving as President from October 2000 to April 2007. Chief Executive Officer of Northern Border Partners, LP from October 2000 to April 2006. President of Northern Natural Gas Company from 1993 to 2000. President of Transwestern Pipeline Company from 1996 to 2000.	1	Boardwalk GP LLC

Barry R. Pearl (born 1949)	Director	3-year term as Director (until the 2011 Annual Meeting of Stockholders), served since 2006	Executive Vice President of Kealine, LLC (and its WesPac Energy LLC affiliate) since February 2007. Provided management consulting services from January 2006 to February 2007. President of Texas Eastern Products Pipeline Company, LLC (the general partner of TEPPCO Partners, L.P.) from February 2001 to December 2005. Chief Executive Officer and director of TEPPCO Partners, L.P. from May 2002 to December 2005; Chief Operating Officer from February 2001 to May 2002.	1	Seaspan Corporation; Targa Resources Partners, L.P.; Magellan Midstream Partners, L.P.

Independent Directors

				Number of
		Term of		Portfolios in	Other
	Position	Office/		Fund Complex	Directorships
Name	Held with	Time of	Principal Occupations	Overseen by	Held by
(Birth Year)	Registrant	Service	During Past Five Years	Director	Director

Albert L. Richey (born 1949)	Director	3-year term as Director (until the 2010 Annual Meeting of Stockholders), served since 2006	Vice President, Anadarko Petroleum Corporation since 2008; Vice President of Corporate Development from 2005 to 2008; Vice President and Treasurer from 1995 to 2005; Treasurer from 1987 to 1995.	1	Boys & Girls Clubs of Houston; Boy Scouts of America

William L. Thacker (born 1945)	Director	3-year term as Director (until the 2012 Annual Meeting of Stockholders), served since 2006	Retired from the Board of Texas Eastern Products Pipeline Company (the general partner of TEPPCO Partners, L.P.) in May 2002 after serving as Chairman from March 1997 to May 2002; Chief Executive Officer from January 1994 to May 2002; and President, Chief Operating Officer and Director from September 1992 to January 1994.	1	Copano Energy, L.L.C.; Mirant Corporation
Interested Directors

Number of
		Term of		Portfolios in	Other
	Position	Office/		Fund Complex	Directorships
Name	Held with	Time of	Principal Occupations	Overseen by	Held by
(Birth Year)	Registrant	Service	During Past Five Years	Director	Director

Kevin S. McCarthy (born 1959)*	Chairman, President and Chief Executive Officer	3-year term as Director (until the 2012 Annual Meeting of Stockholders), served since inception	Senior Managing Director of Kayne Anderson Capital Advisors, L.P., (“KACALP”) since 2004 and of KA Fund Advisors, LLC (“KAFA”) since 2006. Global Head of Energy at UBS Securities LLC from November 2000 to May 2004. President and Chief Executive Officer of Kayne Anderson MLP Investment Company (“KYN”) and Kayne Anderson Energy Total Return Fund, Inc. (“KYE”) since inception (KYN inception in 2004; KYE inception in 2005).	3**	KYN; KYE; Range Resources Corporation; Clearwater Natural Resources, LLC; Direct Fuels Partners, L.P.; ProPetro Services, Inc.

Robert V. Sinnott (born 1949)***	Director	3-year term as a director (until the 2010 Annual Meeting of Stockholders), served since 2006	President, Chief Investment Officer and Senior Managing Director of Energy Investments of KACALP since 1992.	1	Plains All American Pipeline, L.P.

*	Mr. McCarthy is an “interested person” of us by virtue of his employment relationship as a Senior Managing Director with KACALP and KAFA (together “Kayne Anderson”).

**
Mr. McCarthy currently serves on the boards of directors of KYN and KYE, both closed-end investment companies registered under the Investment Company Act of 1940, as amended (the “1940 Act”), that are managed by KAFA.

***	Mr. Sinnott is an “interested person” of us by virtue of his employment relationship as a Senior Managing Director with Kayne Anderson.

Non-Director Officers

				Number of
		Term of		Portfolios in
	Position	Office/		Fund Complex	Directorships
Name	Held with	Time of	Principal Occupations	Overseen by	Held by
(Birth Year)	Registrant	Service	During Past Five Years	Officer	Officer

James C. Baker (born 1972)	Executive Vice President	Elected annually/served as Vice President from June 2005 to June 2008; served as Executive Vice President since June 2008	Senior Managing Director of KACALP and KAFA since February 2008, Managing Director of KACALP and KAFA since December 2004 and 2006, respectively. Executive Vice President of KYN and KYE since June 2008 and Vice President of KYN from 2005 to 2008 and of KYE from 2005 to 2008. Director in Planning and Analysis at El Paso Corporation from April 2004 to December 2004. Director at UBS Securities LLC (energy investment banking group) from 2002 to 2004 and Associate Director from 2000 to 2002.	3	ProPetro Services, Inc.

J.C. Frey (born 1968)	Executive Vice President, Assistant Treasurer and Assistant Secretary	Elected annually/served as Assistant Treasurer and Assistant Secretary since inception; served as Executive Vice President since June 2008	Senior Managing Director of KACALP since 2004, and of KAFA since 2006 and Managing Director of KACALP since 2000. Executive Vice President of KYE and KYN since June 2008. Portfolio Manager, Vice President, Assistant Secretary and Assistant Treasurer of KYE since 2005 and of KYN since 2004.	3	None

Terry A. Hart (born 1969)	Chief Financial Officer and Treasurer	Elected annually/served since inception	Chief Financial Officer of KYN and KYE since December 2005. Director of Structured Finance, Assistant Treasurer and Senior Vice President and Controller of Dynegy, Inc. from 2000 to 2005.	3	None

Non-Director Officers

Number of
		Term of		Portfolios in
	Position	Office/		Fund Complex	Directorships
Name	Held with	Time of	Principal Occupations	Overseen by	Held by
(Birth Year)	Registrant	Service	During Past Five Years	Officer	Officer

Ron M. Logan, Jr. (born 1960)	Senior Vice President	Elected annually/served since September 2006	Managing director KACALP and KAFA since September 2006. Independent consultant to several leading energy firms. Senior Vice President of Ferrellgas Inc. from 2003	1	VantaCore Partners LP; Clearwater Natural Resources,
			to 2005. Vice President of Dynegy		LLC
Midstream Services from 1997 to 2002.

David J. Shladovsky	Secretary and	Elected	Managing Director and General	3	None
(born 1960)	Chief	annually/	Counsel of KACALP since 1997 and
	Compliance	served since	of KAFA since 2006. Secretary and
	Officer	inception	Chief Compliance Officer of KYN
since 2004 and of KYE since 2005.
Independent Directors
William R. Cordes has worked in the natural gas industry for more than 35 years, including positions as Chief Executive Officer of Northern Border Partners, LP (now ONEOK Partners, LP) and President of Northern Natural Gas Company and Transwestern Pipeline Company. Mr. Cordes began his career with Northern Natural Gas Company in 1970, and held a number of accounting, regulatory affairs and executive positions in the natural gas retail and interstate pipeline divisions of the company. Mr. Cordes currently serves on the board of Boardwalk Pipeline Partners, LP, where he serves as a member of the Audit and Conflicts Committee, and he has served on the board of the Interstate Natural Gas Association of America and as past Chairman of the Midwest Energy Association. Mr. Cordes graduated from the University of Nebraska with a degree in Business Administration.
Barry R. Pearl is Executive Vice President of Kealine LLC (and its WesPac Energy LLC affiliate), a private developer and operator of petroleum infrastructure facilities. Mr. Pearl is a member of the Board of Directors of Targa Resources Partners, L.P., where he serves as Chairman of the Audit and Conflicts Committee. Mr. Pearl is also a member of the Board of Directors of Magellan Midstream Partners, L.P., where he serves as a member of the Audit Committee. Mr. Pearl is also a member of the Board of Directors of Seaspan Corporation, where he serves as Chairman of the Conflicts Committee and as a member of the Audit Committee and the Compensation Committee. Mr. Pearl was elected President of Texas Eastern Products Pipeline Company, LLC in February 2001 and Chief Executive Officer and director of TEPPCO Partners, L.P. (“TEPPCO”) in May 2002, where he served until December 31, 2005. Mr. Pearl was previously Chief Operating Officer of TEPPCO from February 2001 until May 2002. Prior to joining TEPPCO, Mr. Pearl was Vice President — Finance and Administration, Treasurer, Secretary and Chief Financial Officer of Maverick Tube Corporation from June 1998. Mr. Pearl was Senior Vice President and Chief Financial Officer of Santa Fe Pacific Pipeline Partners, L.P. from 1995 until 1998, and Senior Vice President, Business Development from 1992 to 1995. Mr. Pearl is past Chairman of the Executive Committee of the Association of Oil Pipelines. Mr. Pearl graduated from Indiana University in 1970 with a Bachelor of Arts degree in Mathematics. He received a Master of Arts degree in Operations Research from Yale University in 1972 and a Master in Business Administration degree from Denver University in 1975.
Albert L. Richey is a Vice President at Anadarko Petroleum Corporation. From 2005 through 2008 he served as Vice President, Corporate Development. Mr. Richey joined Anadarko in 1987 as Manager of Treasury Operations. He was named Treasurer later that year and was named Vice President in 1995. Mr. Richey’s background in the oil and gas industry includes The Offshore Company (a predecessor company to Transocean Ltd.), United Energy Resources and Sandefer Oil & Gas. Mr. Richey received a Bachelor of Science degree in Commerce in 1971 from the University of Virginia. In 1974, he earned a Master of Business Administration degree from the Darden Graduate School of Business at the University of Virginia. He is a member of Financial Executive International. He serves as a member of the Board of Directors for the Boys & Girls Clubs of Houston and Boy Scouts of America.

William L. Thacker is a member of the Board of Directors of Copano Energy, L.L.C., where he serves as Chairman of the Board of Directors, as well as serving as a member on the Compensation and Nominating and Governance Committees. Mr. Thacker is a member of the Board of Directors of Mirant Corporation where he serves as Chairman of the Compensation Committee. From April 2004 until November 2006 he was also a member of the Board of Directors of Pacific Energy Management, LLC, the general partner of Pacific Energy GP, LP, which is in turn the general partner of Pacific Energy Partners, L.P. He served as Chairman of the Nominating and Governance Committee of Pacific Energy Management, LLC. Mr. Thacker joined Texas Eastern Products Pipeline Company (the general partner of TEPPCO Partners, L.P.) in September 1992 as President, Chief Operating Officer and Director. He was elected Chief Executive Officer in January 1994. In March 1997, he was named to the additional position of Chairman of the Board, which he held until his retirement in May 2002. Prior to joining Texas Eastern Products Pipeline Company, Mr. Thacker was President of Unocal Pipeline Company from 1986 until 1992. Mr. Thacker is past Chairman of the Executive Committee of the Association of Oil Pipelines and has served as a member of the Board of Directors of the American Petroleum Institute. Mr. Thacker holds a Bachelor of Mechanical Engineering degree from the Georgia Institute of Technology and a Master of Business Administration degree from Lamar University.
Interested Directors
Kevin S. McCarthy serves as our Chairman, President, Chief Executive Officer and co-portfolio manager. Since July 2004, he has served as the Chairman, President, Chief Executive Officer and co-portfolio manager of Kayne Anderson MLP Investment Company, and since May 2005, he has served as the Chairman, President, Chief Executive Officer and co-portfolio manager of Kayne Anderson Energy Total Return Fund, Inc. Mr. McCarthy has served as a Senior Managing Director at KACALP since June 2004 and of KAFA since 2006. Prior to that, he was Global Head of Energy at UBS Securities LLC. In this role, he had senior responsibility for all of UBS’ energy investment banking activities. Mr. McCarthy was with UBS Securities from 2000 to 2004. From 1995 to 2000, Mr. McCarthy led the energy investment banking activities of Dean Witter Reynolds and PaineWebber Incorporated. He began his investment banking career in 1984. He earned a BA degree in Economics and Geology from Amherst College in 1981 and an MBA degree in Finance from the University of Pennsylvania’s Wharton School in 1984.
Robert V. Sinnott is President, Chief Investment Officer and Senior Managing Director of Energy Investments of KACALP. Mr. Sinnott is a member of the Board of Directors of Plains All American Pipeline, L.P. He joined Kayne Anderson in 1992. From 1986 to 1992, Mr. Sinnott was vice president and senior securities officer of Citibank’s Investment Banking Division, concentrating in high-yield corporate buyouts and restructuring opportunities. From 1981 to 1986, he served as Director of Corporate Finance for United Energy Resources, a pipeline company. Mr. Sinnott began his career in the financial industry in 1976 as a vice president and debt analyst for Bank of America in its oil and gas finance department. Mr. Sinnott graduated from the University of Virginia in 1971 with a BA degree in Economics. In 1976, he received an MBA degree in Finance from Harvard University.
Non-Director Officers
James C. Baker serves as our Executive Vice President. Mr. Baker is a Senior Managing Director of KACALP and of KAFA and is Executive Vice President of Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. Prior to joining KACALP in 2004, Mr. Baker was a Director in the energy investment banking group at UBS Securities LLC. At UBS, he focused on securities underwriting and mergers and acquisitions in the energy industry. Prior to joining UBS in 2000, Mr. Baker was an Associate in the energy investment banking group at PaineWebber Incorporated. He earned a BBA degree in Finance from the University of Texas at Austin in 1995 and an MBA degree in Finance from Southern Methodist University in 1997.
J.C. Frey serves as our Executive Vice President, Assistant Treasurer, Assistant Secretary and co-portfolio manager. Mr. Frey has been a Senior Managing Director of KACALP since 2004 and of KAFA since 2006. Since July 2004, he has served as co-portfolio manager, Vice President (Executive Vice President since 2008), Assistant Secretary and Assistant Treasurer of Kayne Anderson MLP Investment Company and since May 2005, he has served as co-portfolio manager, Vice President (Executive Vice President since 2008), Assistant Secretary and Assistant Treasurer of Kayne Anderson Energy Total Return Fund, Inc. Mr. Frey began investing in energy company securities on behalf of Kayne Anderson in 1998 and has served as portfolio manager for several of KACALP funds since their inception in 2000. Prior to joining KACALP in 1997, Mr. Frey was a CPA and audit manager in KPMG Peat Marwick’s financial services group, specializing in banking and finance clients, and loan securitizations. Mr. Frey earned a BS degree in Accounting from Loyola Marymount University in 1990 and a Master’s degree in Taxation from the University of Southern California in 1991.

Terry A. Hart serves as our Chief Financial Officer and Treasurer. Mr. Hart has served as the Chief Financial Officer of Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. since December 2005. Prior to that, Mr. Hart was with Dynegy, Inc. since its merger with Illinova Corp. in early 2000, where he served as the Director of Structured Finance, Assistant Treasurer and most recently as Senior Vice President and Controller. Mr. Hart earned a BS in Accounting from Southern Illinois University in 1991 and an MBA from the University of Illinois in 1999.
Ron M. Logan, Jr. serves as our Senior Vice President. Prior to joining KACALP in 2006, Mr. Logan was an independent consultant to several leading energy firms. From 2003 to 2005, he served as Senior Vice President of Ferrellgas Inc. with responsibility for the firm’s supply, wholesale, transportation, storage, and risk management activities. Before joining Ferrellgas, Mr. Logan was employed for six years by Dynegy Midstream Services where he was Vice President of the Louisiana Gulf Coast Region and also headed the company’s business development activities. Mr. Logan began his career with Chevron Corporation in 1984, where he held positions of increasing responsibility in marketing, trading and commercial development through 1997. Mr. Logan earned a BS degree in Chemical Engineering from Texas A&M University in 1983 and an MBA from The University of Chicago in 1994.
David J. Shladovsky serves as our Secretary and Chief Compliance Officer. Since July 2004, he has served as Secretary and Chief Compliance Officer of Kayne Anderson MLP Investment Company and since May 2005, he has served as Secretary and Chief Compliance Officer of Kayne Anderson Energy Total Return Fund, Inc. Mr. Shladovsky has served as a Managing Director and General Counsel of KACALP since 1997 and of KAFA since 2006. Prior to joining Kayne Anderson in 1997, Mr. Shladovsky was in the private practice of corporate and securities law, most recently as corporate counsel to Hughes Hubbard & Reed, LLP. Mr. Shladovsky earned a BA in Economics from Brandeis University and a JD from the Boston University School of Law in 1985.
Committees of the Board of Directors
Our Board has three standing committees: (1) the Audit Committee, (2) the Valuation Committee and (3) the Nominating, Corporate Governance and Compensation Committee.
Audit Committee
The Audit Committee is responsible for overseeing our accounting and financial reporting process, our system of internal controls, audit process and evaluating and appointing our independent auditors (subject also to board approval). The members of our Audit Committee are William R. Cordes, Barry R. Pearl, Albert L. Richey and William L. Thacker, each of whom is independent for purposes of the 1940 Act and applicable NYSE Corporate Governance Listing Standards. Mr. Pearl currently serves as Chairman of the Audit Committee. The board has determined that William R. Cordes, Barry R. Pearl, Albert L. Richey and William L. Thacker each qualify as an “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K).
Valuation Committee
The Valuation Committee is responsible for the oversight of our pricing procedures and the valuation of our securities in accordance with such procedures. The members of our Valuation Committee are William R. Cordes, Albert L. Richey, William L. Thacker and Kevin S. McCarthy, each of whom, except for Mr. McCarthy, is independent for purposes of the 1940 Act and applicable NYSE Corporate Governance Listing Standards.

Nominating, Corporate Governance and Compensation Committee
The Nominating, Corporate Governance and Compensation Committee is responsible for appointing and nominating all persons to the board, overseeing the composition of the board and the implementation of our corporate governance policies and overseeing the compensation of the Independent Directors. Our board has adopted a charter for the Nominating, Corporate Governance and Compensation Committee (the “Nominating, Corporate Governance and Compensation Committee Charter”), which is available on our website (www.kaynefunds.com). Our corporate governance guidelines are also available on our website and in print to any stockholder who requests them. The members of the Nominating, Corporate Governance and Compensation Committee are William R. Cordes, Barry R. Pearl, Albert L. Richey and William L. Thacker, each of whom is independent for purposes of the 1940 Act and applicable NYSE Corporate Governance Listing Standards. If there is no vacancy on the board, the board will not actively seek recommendations from other parties, including stockholders. When a vacancy on the board of Directors occurs and nominations are sought to fill such vacancy, the Nominating, Corporate Governance and Compensation Committee may seek nominations from those sources it deems appropriate in its discretion, including our stockholders. Prior to making a final recommendation to the board, the Nominating, Corporate Governance and Compensation Committee may conduct personal interviews with the candidates it concludes are the most qualified.
The Nominating, Corporate Governance and Compensation Committee has not established specific, minimum qualifications that must be met by an individual for the Committee to recommend that individual for nomination as a director. The Nominating, Corporate Governance and Compensation Committee expects to seek referrals for candidates to consider for nomination from a variety of sources, including current directors, our management, our investment adviser and our counsel, and may also engage a search firm to identify or evaluate or assist in identifying or evaluating candidates. Prior to making a final recommendation to the board, the Nominating, Corporate Governance and Compensation Committee may conduct personal interviews with the candidates it concludes are the most qualified. As set forth in the Nominating, Corporate Governance and Compensation Committee Charter, in evaluating candidates for a position on the board, the Committee considers a variety of factors, including, as appropriate:
•	the candidate’s knowledge in matters relating to the investment company industry;
•	any experience possessed by the candidate as a director or senior officer of public companies;
•	the candidate’s educational background;
•	the candidate’s reputation for high ethical standards and personal and professional integrity;
•	any specific financial, technical or other expertise possessed by the candidate, and the extent to which such expertise would complement the board’s existing mix of skills and qualifications;
•
the candidate’s perceived ability to contribute to the ongoing functions of the board, including the candidate’s ability and commitment to attend meetings regularly and work collaboratively with other members of the board;

•
the candidate’s ability to qualify as an independent director for purposes of the 1940 Act, the candidate’s independence from our service providers and the existence of any other relationships that might give rise to a conflict of interest or the appearance of a conflict of interest; and

•
such other factors as the Committee determines to be relevant in light of the existing composition of the board and any anticipated vacancies or other transitions (e.g., whether or not a candidate is an “audit committee financial expert” under the federal securities laws).

The Nominating, Corporate Governance and Compensation Committee considers nominees properly recommended by stockholders. To submit a recommendation for nomination as a candidate for a position on the board, stockholders shall mail such recommendation to our Secretary, at our address, 717 Texas Avenue, Suite 3100, Houston, Texas 77002. Such recommendation shall include the following information: (a) evidence of stock ownership of the person or entity recommending the candidate (if submitted by one of our stockholders); (b) a full description of the proposed candidate’s background, including his or her education, experience, current employment, and date of birth; (c) names and addresses of at least three professional references for the candidate; (d) information as to whether the candidate is an “interested person” in relation to us, as such term is defined in the 1940 Act, and such other information that may be considered to impair the candidate’s independence; and (e) any other information that may be helpful to the Nominating, Corporate Governance and Compensation Committee in evaluating the candidate. Any such recommendation must contain sufficient background information concerning the candidate to enable the Nominating, Corporate Governance and Compensation Committee to make a proper judgment as to the candidate’s qualifications. If a recommendation is received with satisfactorily completed information regarding a candidate during a time when a vacancy exists on the board or during such other time as the Nominating, Corporate Governance and Compensation Committee is accepting recommendations, the recommendation will be forwarded to the Chair of the Nominating, Corporate Governance and Compensation Committee and will be evaluated in the same manner as other candidates for nomination. Recommendations received at any other time will be kept on file until such time as the Nominating, Corporate Governance and Compensation Committee is accepting recommendations, at which point they may be considered for nomination. The Nominating, Corporate Governance and Compensation Committee met two times during the fiscal year.

The Nominating, Corporate Governance and Compensation Committee also reviews with management our Compensation Discussion and Analysis to be included in proxy statements and other filings.
Board of Director and Committee Meetings Held
The following table shows the number of meetings held for the Company during the fiscal year ended November 30, 2009:

Board of Directors	4
Audit Committee	4
Valuation Committee	4
Nominating, Corporate Governance and Compensation Committee	1
All directors attended at least 75% of the aggregate of (1) the total number of meetings of the board and (2) the total number of meetings held by all committees of the board on which they served. The Company does not currently have a policy with respect to board member attendance at annual meetings.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the 1934 Act, our directors and executive officers, and any persons holding more than 10% of our common stock, are required to report their beneficial ownership in our securities and any changes therein to the SEC and to us. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on our review of any Forms 3, 4 and 5 filed by such persons, we believe that during the fiscal year, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
Code of Ethics
We have adopted a supplemental antifraud code of ethics which applies to, among others, our principal and senior financial officers, including our principal executive officer and principal financial officer. Our supplemental antifraud code of ethics is filed as Exhibit 14.1 of our Annual Report on Form 10-K, filed with the SEC on February 16, 2007 and can be accessed via the SEC’s Internet site at www.sec.gov. We intend to disclose any amendments to or waivers of required provisions of this code on Form 8-K.
We have also adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes personal trading procedures for employees designated as access persons. Access persons may engage in personal securities transactions, including transactions involving securities that are currently held by us or, in limited circumstances, that are being considered for purchase or sale by us, subject to certain general restrictions and procedures set forth in our code of ethics. Our code of ethics is filed as Exhibit 99.2(R)(1) to pre-effective Amendment No. 5 to our Registration Statement on Form N-2, filed with the SEC on September 18, 2006 and can be accessed via the SEC’s Internet site. We also have a code of business conduct, which is available on our website and in print to any stockholder who requests it.

ITEM 11.  EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Pursuant to an investment management agreement between KAFA (our investment adviser) and us, our investment adviser is responsible for supervising the investments and reinvestments of the Company’s assets. Our investment adviser, at its own expense, maintains staff and employs personnel as it determines is necessary to perform its obligations under the investment management agreement. We pay management fees to our investment adviser for its advisory and other services performed under the investment management agreement.
Our executive officers who manage our regular business are employees of our investment adviser or its affiliates. Accordingly, we do not pay any salaries, bonuses or other compensation to our executive officers. We do not have employment agreements with our executive officers. We do not provide pension or retirement benefits, perquisites, or other personal benefits to our executive officers. We do not maintain any compensation plans under which our equity securities are authorized for issuance. We do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company.
The investment management agreement does not require our investment adviser to dedicate specific personnel to fulfilling its obligation to us under the investment management agreement, or require personnel to dedicate a specific amount of time. In their capacities as executive officers or employees of our investment adviser or its affiliates, they devote a portion of their time to our affairs as required for the performance of the duties of our investment adviser under the investment management agreement.
Our executive officers are compensated by our investment adviser. We understand that our investment adviser takes into account the performance of the Company as a factor in determining the compensation of certain of its senior managers, and such compensation may be increased depending on the Company’s performance. In addition to compensation for services performed for the Company, certain of our executive officers may receive compensation for services performed for various investment funds of our investment adviser. However, our investment adviser does not segregate and identify that portion of the compensation awarded to, earned by or paid to our executive officers that relates exclusively to their services to us.
Director Compensation Table
Pursuant to its charter, our Nominating, Corporate Governance and Compensation Committee established by our board of directors is responsible for overseeing the compensation of our Independent Directors. The following table sets forth the compensation paid by us during the fiscal year ended November 30, 2009 to the Independent Directors. No compensation is paid to directors who are “interested persons.” We have no retirement or pension plans or any compensation plans under which our equity securities were authorized for issuance.

Fees Earned or
Paid in Cash
Name	(Total Compensation)
Independent Directors
William R. Cordes	$71,000
Barry R. Pearl	$72,000
Albert L. Richey	$67,000
William L. Thacker	$71,000
Interested Directors
Kevin S. McCarthy(1)	None
Robert V. Sinnott	None

(1)	Mr. McCarthy is the only one of our directors who also serves on the boards of directors of KYN and KYE, the other funds in the fund complex.

Our directors and officers who are “interested persons” by virtue of their employment by Kayne Anderson, including all our executive officers, serve without any compensation from us. Each of our Independent Directors receives a $55,000 annual retainer for serving as a director. In addition, our Independent Directors receive fees for each meeting attended as follows: $2,000 per board of directors meeting; $1,000 per Audit Committee meeting; and $1,000 for other committee meetings. The Chairman of the Audit Committee receives an additional $5,000 annually for serving as Chairman. Committee meeting fees are not paid unless the meeting is separate from regular full board of directors meetings and exceeds 15 minutes in duration. The Independent Directors are reimbursed for expenses incurred as a result of attendance at meetings of the board of directors.
Compensation Committee Interlocks and Insider Participation
During the last fiscal year, the Nominating, Corporate Governance and Compensation Committee consisted of Messrs Cordes, Pearl, Richey and Thacker, each of whom is independent for purposes of the 1940 Act and applicable NYSE Corporate Governance Listing standards. During the fiscal year ended November 30, 2009, none of our executive officers served as members of the compensation committee or as directors of another entity which had an executive officer serving on our board of directors or our Nominating, Corporate Governance and Compensation Committee.
Nominating, Corporate Governance and Compensation Committee Report
The Nominating, Corporate Governance and Compensation Committee of the board of directors has reviewed and discussed with management the Company’s Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K. Based on this review and discussion, the Nominating, Corporate Governance and Compensation Committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
Submitted by the Nominating, Corporate Governance and Compensation Committee
William R. Cordes
Barry R. Pearl
Albert L. Richey
William L. Thacker

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth as of January 31, 2010 the number of shares of our common stock beneficially owned by each of our current directors and executive officers as a group, and certain beneficial owners, according to information furnished to us by such persons. Based on statements publicly filed with the SEC, as of January 31, 2010 we are aware of no person who beneficially owns more than five percent of our outstanding common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the 1934 Act and, unless indicated otherwise, includes voting or investment power with respect to the securities.

	Amount of
	Beneficial	Percent of
Name of Beneficial Owner of Common Stock	Ownership	Class(1)
Independent Directors
William R. Cordes	2,000	*
Barry R. Pearl	5,037	*
Albert L. Richey	12,561	*
William L. Thacker	2,000	*
Interested Directors
Kevin S. McCarthy(2)	25,540	*
Robert V. Sinnott(2)	29,000	*
Executive Officers
Terry A. Hart	1,256	*
David. J. Shladovsky	1,739	*
J.C. Frey	11,674	*
Ron M. Logan, Jr.	497	*
James C. Baker	9,790	*
All Directors and Executive Officers as a Group (11 persons)	101,094	*

*	Less than 1% of class.

(1)	Based on 10,190,383 shares of common stock outstanding as of January 31, 2010.

(2)
Does not include 60 shares of our common stock held by KAFA, a subsidiary of KACALP, a limited partnership in which Messrs. McCarthy and Sinnott are each a Senior Managing Director and each have ownership interests, because neither of them individually or acting together may exercise voting or investment power with respect to such shares. We believe by virtue of these arrangements Messrs. McCarthy and Sinnott should not be deemed to have indirect beneficial ownership of such shares.

The following table sets forth the dollar range of our equity securities beneficially owned by our directors as of January 31, 2010 (beneficial ownership being determined in accordance with Rule 16a-1(a)(2) of the 1934 Act).

Aggregate Dollar Range(1) of
Equity Securities in All
Registered Investment
Companies(2) Overseen by
Director in Family of
	Dollar Range of Our	Investment Companies(3) as
Directors	Equity Securities	of January 31, 2010
Independent Directors
William R. Cordes	$10,001 – $50,000	$10,001 – $50,000
Barry R. Pearl	$50,001 – $100,000	$50,001 – $100,000
Albert L. Richey	Over $100,000	Over $100,000
William L. Thacker	$10,001 – $50,000	$10,001 – $50,000
Interested Director
Kevin S. McCarthy	Over $100,000	Over $100,000
Robert V. Sinnott	Over $100,000	Over $100,000

(1)	Dollar ranges are as follows: none; $1-$10,000; $10,001-$50,000; $50,001-$100,000 or over $100,000.

(2)	For purposes of this table, amounts in this column include our equity securities even though we are not a registered investment company.

(3)	Mr. McCarthy is the only one of our directors who also serves on the boards of directors of KYN and KYE, both registered investment companies advised by KAFA.

As of January 31, 2010, the Independent Directors and nominees and their respective immediate family members did not own beneficially or of record any class of securities of Kayne Anderson or any person directly or indirectly controlling, controlled by, or under common control with Kayne Anderson. As of January 31, 2010, certain officers of Kayne Anderson, including all of our officers, own, in the aggregate, approximately $0.9 million of our common stock.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
We are party to an investment management agreement with KAFA, the managing member of which is KACALP, an entity in which two of our directors have ownership interests. Our executive officers have employment relationships with KAFA or KACALP and certain executive officers also have ownership interests in KACALP. Pursuant to the terms of the investment management agreement, KAFA provides us with the office facilities and certain administrative services necessary to conduct our day-to-day operations.
KAFA manages two closed-end management investment companies registered under the 1940 Act — KYN, a publicly traded MLP fund; and KYE, a publicly traded non-diversified energy fund. KAFA also serves as investment adviser to KA First Reserve, LLC (“KAFR”), which is a private investment fund that invests in MLPs. KACALP manages several private investment funds (together with other funds advised by Kayne Anderson, “Affiliated Funds”). Some of the Affiliated Funds have investment objectives that are similar to or overlap with our investment objectives. Kayne Anderson may at some time in the future, manage other investment funds with the same investment objectives as our investment objectives. In addition, KACALP manages private funds with an investment focus of making private equity investments in upstream energy companies. These funds will have priority over us with respect to such investments, and, as a result, our ability to invest in non-publicly traded equity securities of upstream energy companies could be limited.
Our investment opportunities may be limited by affiliations of our investment adviser and its senior professionals with limited partnerships or other energy companies. Additionally, to the extent that Kayne Anderson sources and structures private investments in MLPs, certain employees of Kayne Anderson may become aware of actions planned by publicly traded energy companies, such as acquisitions, that may not be announced to the public. It is possible that we could be precluded from investing in a publicly traded energy company about which Kayne Anderson has material non-public information; however, it is Kayne Anderson’s intention to ensure that any material non-public information available to certain Kayne Anderson employees not be shared with those employees responsible for the purchase and sale of publicly traded energy company securities.
Under the 1940 Act, we and our affiliates, including Affiliated Funds, are generally precluded from coinvesting in certain private placements of securities such as our targeted investments. Kayne Anderson will allocate private investment opportunities among their respective clients, including us, based on allocation policies that take into account several suitability factors, including the size of the investment opportunity, the amount each client has available for investment and the client’s investment objectives. These allocation policies may result in the allocation of investment opportunities to an Affiliated Fund rather than to us. The policies contemplate that Kayne Anderson will exercise discretion, based on several factors relevant to the determination, in allocating the entirety, or a portion, of such investment opportunities to an Affiliated Fund, in priority to other prospectively interested advisory clients, including us. In this regard, when applied to specified investment opportunities that would normally be suitable for us, the allocation policies may result in certain Affiliated Funds having greater priority than us to participate in such opportunities depending on the totality of the considerations, including, among other things, our available capital for investment, our existing holdings, applicable tax and diversification standards to which we may then be subject and the ability to efficiently liquidate a portion of our existing portfolio in a timely and prudent fashion in the time period required to fund the transaction.

Our Independent Directors will review any investment decisions that may present potential conflicts of interest between Kayne Anderson and us in accordance with specific procedures and policies adopted by the board.
KAFA may be offered non-monetary benefits or “soft dollars” by brokers to induce KAFA to engage those brokers to execute securities transactions on behalf of us. These soft dollars may take the form of research regarding securities investments, and may be available for use by KAFA in connection with transactions in which we do not participate.
Employees of Kayne Anderson who are designated as access persons may engage in personal securities transactions, including transactions involving securities that are currently held by us or, in limited circumstances, that are being considered for purchase or sale by us, subject to certain general restrictions and procedures set forth in our code of ethics. The personal securities transactions of the access persons of Kayne Anderson will be governed by its code of ethics. See “Codes of Ethics” below.
Director Independence
Currently, each of the following members of our board of directors are considered independent for purposes of the 1940 Act and applicable NYSE Corporate Governance Listing Standards: Messrs Cordes, Pearl, Richey and Thacker.
Based upon information requested from each director concerning his background, employment and affiliations, the board of directors has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his capacity as a member of its board of directors or any board committee.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Appointment of Independent Auditors
The Board of Directors has appointed PricewaterhouseCoopers LLP, an independent registered public accounting firm, as independent auditors to audit our books and records for our current fiscal year.
Audit Committee Pre-Approval Policies and Procedures
Before the auditor is (i) engaged by us to render audit, audit related or permissible non-audit services to us or (ii) with respect to non-audit services to be provided by the auditor to Kayne Anderson or any entity in the investment company complex, if the nature of the services provided relate directly to our operations or financial reporting, either: (a) the Audit Committee shall pre-approve such engagement; or (b) such engagement shall be entered into pursuant to pre-approval policies and procedures established by the Audit Committee. Any such policies and procedures must be detailed as to the particular service and not involve any delegation of the Audit Committee’s responsibilities to Kayne Anderson. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals. The pre-approval policies and procedures shall include the requirement that the decisions of any member to whom authority is delegated under this provision shall be presented to the full Audit Committee at its next scheduled meeting. Under certain limited circumstances, pre-approvals are not required if certain de minimis thresholds are not exceeded, as such thresholds are set forth by the Audit Committee and in accordance with applicable SEC rules and regulations.
For engagements with PricewaterhouseCoopers LLP, the Audit Committee approved in advance all audit services and non-audit services that PricewaterhouseCoopers LLP provided to us and to Kayne Anderson (with respect to our operations and financial reporting). None of the services rendered by PricewaterhouseCoopers LLP to us or Kayne Anderson were pre-approved by the Audit Committee pursuant to the pre-approval exception under Rule 2.01(c)(7)(i)(C) or Rule 2.01(c)(7)(ii) of Regulation S-X. The Audit Committee has considered whether the provision of non-audit services rendered by PricewaterhouseCoopers LLP to Kayne Anderson and any entity controlling, controlled by, or under common control with Kayne Anderson that were not required to be pre-approved by the Audit Committee is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Audit and Related Fees
Audit Fees. The aggregate fees billed to us by PricewaterhouseCoopers LLP during fiscal years 2009 and 2008 for professional services rendered with respect to the audit of our financial statements were $320,000 and $282,000, respectively.
Audit-Related Fees. We were not billed by PricewaterhouseCoopers LLP for any fees for assurance and related services reasonably related to the performance of the audits of our annual financial statements for either of the past two fiscal years.
Tax Fees. For professional services for tax compliance, tax advice and tax planning for fiscal years 2009 and 2008, we were billed by PricewaterhouseCoopers LLP for fees in the amounts of $181,000 and $206,000, respectively.
All Other Fees. We were not billed by PricewaterhouseCoopers LLP for any fees for services other than those described above during either of the past two fiscal years.
Aggregate Non-Audit Fees. We were not billed by PricewaterhouseCoopers LLP for any amounts for any non-audit services during either of the past two fiscal years. In addition, neither Kayne Anderson nor any entity controlling, controlled by, or under common control with Kayne Anderson that provides ongoing services to us, was billed by PricewaterhouseCoopers LLP for any non-audit services during either of the last two fiscal years.
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

3.	Exhibits.

Exhibit
Number	Description

3.1	Charter — Form of Articles of Amendment and Restatement*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.*

10.1	Form of Investment Management Agreement between Registrant and KA Fund Advisors, LLC.*

10.2	Administration Agreement between Registrant and Ultimus Fund Solutions, LLC.**

10.3	Form of Custody Agreement between Registrant and The Custodial Trust Company (as assigned to JPMorgan Chase Bank, N.A.).*

10.4	Amended Dividend Reinvestment Plan.***

10.5	Form of Transfer Agency Agreement between Registrant and American Stock Transfer & Trust Company.*

10.6	Form of Accounting Services Agreement between Registrant and Ultimus Fund Solutions, LLC.*

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
In our opinion, the accompanying consolidated statement of assets and liabilities, including the schedules of investments, and the related consolidated statements of operations, of changes in net assets, of cash flows and the financial highlights present fairly, in all material respects, the financial position of Kayne Anderson Energy Development Company and its subsidiaries (“the Company”) at November 30, 2009 and November 30, 2008, and the results of their operations, the changes in their net assets, and their cash flows for each of the three years in the period ended November 30, 2009, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits which included confirmation of securities owned at November 30, 2009 and 2008 by correspondence with the custodian and brokers, provide a reasonable basis for our opinions.
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
February 16, 2010

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2009
(amounts in 000’s)

	No. of
Description	Shares/Units	Value
Long-Term Investments — 118.9%
Equity Investments(a) — 95.6%
United States — 95.6%
Private MLP(b)(c) — 56.1%
Direct Fuels Partners, L.P. — Class A Common Units(d)	2,500	$30,000
Direct Fuels Partners, L.P. — Class A Convertible Preferred Units(d)(e)	96	1,765
Direct Fuels Partners, L.P. — Class B Convertible Preferred Units(d)(f)	27	503
Direct Fuels Partners, L.P. — Class C Convertible Preferred Units(d)(g)	20	402
International Resource Partners LP	1,500	34,500
Quest Midstream Partners, L.P.(h)	361	1,713
VantaCore Partners LP(d)	1,465	25,632

		94,515

Publicly Traded MLP and MLP Affiliate(i) — 39.5%
Calumet Specialty Products Partners, L.P.	22	398
Capital Product Partners L.P.(j)	113	860
Copano Energy, L.L.C	74	1,502
Copano Energy, L.L.C. — Unregistered, Class D Units(b)	76	1,491
DCP Midstream Partners, LP	91	2,295
Duncan Energy Partners L.P.	3	74
Eagle Rock Energy Partners, L.P.(j)(k)	1,113	5,264
Eagle Rock Energy Partners, L.P. (b)(j)(l)	148	686
Enbridge Energy Management, L.L.C.(m)	27	1,320
Enbridge Energy Partners, L.P.	91	4,489
Energy Transfer Equity, L.P.	119	3,506
Energy Transfer Partners, L.P.	37	1,606
Enterprise Products Partners L.P.	223	6,634
Exterran Partners, L.P.	82	1,590
Global Partners LP (j)	142	3,331
Holly Energy Partners, L.P.	11	396
Inergy, L.P.	99	3,280
Kinder Morgan Management, LLC(m)	34	1,730
K-Sea Transportation Partners L.P.	8	83
Magellan Midstream Holdings, L.P.	57	2,342
MarkWest Energy Partners, L.P.	108	2,768
Martin Midstream Partners L.P.	49	1,283
Navios Maritime Partners L.P.(j)	56	792
ONEOK Partners, L.P.	18	1,077
Plains All American Pipeline, L.P.(d)	103	5,200
Quicksilver Gas Services LP (j)	20	426
Regency Energy Partners LP	154	3,066
Targa Resources Partners LP	37	737
TC PipeLines, LP	10	352
See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2009
(amounts in 000’s)

	No. of
Description	Shares/Units	Value
Publicly Traded MLP and MLP Affiliate(i) — (Continued)
Teekay LNG Partners L.P.	102	$2,485
Teekay Offshore Partners L.P.	23	413
TransMontaigne Partners L.P.(j)	46	1,198
Williams Partners L.P.	139	3,923

		66,597

Other Private Equity(c) — 0.0%
ProPetro Services, Inc. — Warrants(b)(n)	2,905	—
Trident Resources Corp. — Warrants(o)	100	—

		—

Total Equity Investments (Cost $175,611)		161,112

	Interest		Maturity	Principal
	Rate		Date	Amount
Energy Debt Investments(c) — 23.3%
United States — 21.8%
Upstream — 9.4%
Antero Resources Finance Corp.	9.375%		12/01/17	$7,500		7,519
Hilcorp Energy Company	7.750		11/01/15	6,585		6,338
Petroleum Development Corporation	12.000		02/15/18	2,000		2,020

						15,877

Midstream & Other — 6.0%
Energy Future Holdings Corp.(p)		(q)	10/10/14	9,209		6,861
North American Energy Alliance LLC	10.875		06/01/16	1,000		1,042
Targa Resources, Inc.	8.500		11/01/13	2,155		2,112

						10,015

Oilfield Services — 4.2%
Dresser, Inc.		(r)	05/04/15	5,000		4,575
ProPetro Services, Inc.(b)		(s)	02/15/13	35,000		2,500

						7,075

Coal — 2.2%
Drummond Company, Inc.	7.375		02/15/16	4,000		3,770

Total United States (Cost $67,224)						36,737

Canada — 1.5%
Upstream — 1.5%
Athabasca Oil Sands Corp.(t) (Cost $2,434)	13.000		7/30/11	(u	)	2,510

Total Energy Debt Investments (Cost $69,658)						39,247

Total Long-Term Investments (Cost $245,269)						200,359

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2009
(amounts in 000’s)

	Interest	Maturity
Description	Rate	Date	Value
Short-Term Investments — 2.8%
Repurchase Agreements— 2.8%
J.P. Morgan Securities Inc. (Agreements dated 11/30/2009 to be repurchased at $4,710), collateralized by 4,798 in U.S. Treasury note (Cost $4,710)	0.070%	12/01/09	$4,710

Total Investments — 121.7% (Cost $249,979)			205,069

Senior Secured Revolving Credit Facility Borrowings			(56,000)
Other Assets in Excess of Total Liabilities			19,470

Net Assets			$168,539

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Fair valued and restricted security. See Notes 2, 4 and 9.

(c)	Unless otherwise noted, security is treated as an eligible portfolio company (“EPC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

(d)	The Company believes that it may be an affiliate of Direct Fuels Partners, L.P and VantaCore Partners LP and that is an affiliate of Plains All American, L.P. See Note 6 — Agreements and Affiliations.

(e)	The Class A Convertible Preferred Units are convertible into Class A Common Units on a one-for-one basis at a price of $20.00 per unit.

(f)	The Class B Convertible Preferred Units are convertible into Class A Common Units on a one-for-one basis at a price of $18.50 per unit.

(g)	The Class C Convertible Preferred Units are convertible into Class A Common Units on a one-for-one basis at a price of $15.50 per unit.

(h)	Security is non-income producing.

(i)
Unless otherwise noted, security is not treated as an EPC under the 1940 Act. As a business development company, the Company is generally prohibited from acquiring assets other than qualifying assets unless at least 70% of its total assets (excluding deferred tax assets) are qualifying assets under the 1940 Act. As of November 30, 2009, the percentage of the Company’s total assets (excluding deferred tax assets) that are qualifying assets was 70.5%. See Note 3 — Qualifying Assets Under the 1940 Act.

(j)	All or a portion of the Company’s holdings in this security are treated as an EPC under the 1940 Act. See Note 3 — Qualifying Assets Under the 1940 Act.

(k)	Common units are unregistered but may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

(l)	Unregistered common units which were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P. (the escrow account will be released on April 1, 2010).

(m)	Distributions are paid-in-kind.

(n)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(o)	Warrants are non-income producing and expire on November 30, 2013.

(p)	Energy Future Holdings Corp., formerly TXU Corp., is a privately-held energy company with a portfolio of competitive and regulated energy subsidiaries, including TXU Energy, Oncor and Luminant.

(q)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 350 basis points (3.78% as of November 30, 2009).

(r)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (5.99% as of November 30, 2009).

(s)
Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 1100 basis points, but the Company is not accruing interest income on this security. See Note 2 — Investment Income.

(t)	Security is not treated as an EPC under the 1940 Act.

(u)	Security’s principal amount is 2,500 of Canadian dollars.
See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	No. of
Description	Shares/Units	Value
Long-Term Investments — 112.0%
Equity Investments(a) — 93.6%
United States — 93.6%
Private MLP(b)(c) — 56.6%
Direct Fuels Partners, L.P.(d)	2,500	$37,500
International Resource Partners LP	1,500	24,000
Quest Midstream Partners, L.P.(d)	350	4,637
VantaCore Partners LP(d)	1,465	25,998

		92,135

Publicly Traded MLP and MLP Affiliate(e) — 36.9%
Atlas Energy Resources, LLC	131	2,198
Atlas Pipeline Partners, L.P.	65	471
BreitBurn Energy Partners L.P.	47	399
Calumet Specialty Products Partners, L.P.	67	613
Capital Product Partners L.P.	40	346
Constellation Energy Partners LLC	35	181
Copano Energy, L.L.C	75	900
Copano Energy, L.L.C. — Unregistered, Class D Units(b)	76	750
Crosstex Energy, L.P.	152	907
DCP Midstream Partners, LP	74	607
Duncan Energy Partners L.P.	54	704
Eagle Rock Energy Partners, L.P.	27	215
Eagle Rock Energy Partners, L.P. — Unregistered(b)(f)(g)	1,595	11,823
El Paso Pipeline Partners, L.P.	18	319
Enbridge Energy Management, L.L.C.(h)	24	687
Enbridge Energy Partners L.P.	100	2,821
Energy Transfer Equity, L.P.	65	1,064
Energy Transfer Partners, L.P.	74	2,438
Enterprise Products Partners L.P.	258	5,524
Exterran Partners, L.P.	82	894
Global Partners LP	140	1,596
Hiland Partners, LP	16	167
Holly Energy Partners, L.P.	1	4
Inergy Holdings, L.P.	20	410
Inergy, L.P.	88	1,469
Kinder Morgan Management, LLC(h)	35	1,439
K-Sea Transportation Partners L.P.	12	177
Magellan Midstream Holdings, L.P.	56	1,678
MarkWest Energy Partners, L.P.	77	981
Martin Midstream Partners L.P.	59	1,042
Navios Maritime Partners L.P.	10	43
ONEOK Partners, L.P.	82	3,839
OSG America L.P.	46	214
Penn Virginia Resource Partners, L.P.	41	527
See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	No. of
Description	Shares/Units	Value
Publicly Traded MLP and MLP Affiliate(e) — (Continued)
Plains All American Pipeline, L.P.(d)	103	$3,514
Regency Energy Partners LP	66	602
Spectra Energy Partners, LP	28	565
Targa Resources Partners LP	86	742
TC PipeLines, LP	59	1,337
Teekay LNG Partners L.P.	83	1,166
Teekay Offshore Partners L.P.	59	588
TEPPCO Partners, L.P.	61	1,392
Western Gas Partners, LP	67	902
Williams Partners L.P.	115	1,609
Williams Pipeline Partners L.P.	20	297

		60,161

Other Private Equity(c) — 0.1%
ProPetro Services, Inc. — Warrants(b)(i)	2,905	—
Trident Resources Corp. — Warrants(j)	100	75

		75

Total Equity Investments (Cost $211,596)		152,371

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

	Interest		Maturity	Principal
Description	Rate		Date	Amount	Value
Energy Debt Investments(c) — 18.4%
United States — 17.2%
Midstream — 4.7%
Knight, Inc.	6.50%		09/01/12	$7,530	$6,024
Targa Resources, Inc.	8.50		11/01/13	2,155	1,185
Targa Resources Investments, Inc.		(k)	02/09/15	1,046	471

					7,680

Upstream — 1.8%
Hilcorp Energy Company	7.75		11/01/15	4,000	2,860

Oilfield Services — 9.7%
Dresser, Inc.		(l)	05/04/15	5,000	3,150
ProPetro Services, Inc.(b)		(m)	02/15/13	35,000	10,000
Stallion Oilfield Services Ltd.		(n)	07/18/12	5,000	2,625

					15,775

Other — 1.0%
Energy Future Holdings Corp.		(o)	10/10/14	2,500	1,725

Total United States (Cost $58,061)					28,040

Canada(p) — 1.2%
Upstream — 1.2%
Athabasca Oil Sands Corp.(Cost $2,434)	13.00		07/30/11	2,500	1,873

Total Energy Debt Investments (Cost $60,495)					29,913

Total Long-Term Investments (Cost $272,091)					182,284

Short-Term Investments — 3.9%
Repurchase Agreements — 3.9%
J.P. Morgan Securities Inc. (Agreements dated 11/28/2008 to be repurchased at $6,325), collateralized by $6,513 in U.S. Treasury notes (Cost $6,325)	0.10		12/01/08		6,325

Total Investments — 115.9% (Cost $278,416)					188,609

Senior Secured Revolving Credit Facility Borrowings					(57,000)
Other Assets in Excess of Other Liabilities					31,078

Net Assets					$162,687

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF NOVEMBER 30, 2008
(amounts in 000’s)

(a)	Unless otherwise noted, equity investments are common units/common shares.

(b)	Fair valued and restricted security. See Notes 2, 4 and 9.

(c)	Unless otherwise noted, security is treated as an EPC under the 1940 Act.

(d)
The Company believes that it may be an affiliate of Direct Fuels Partners, L.P., VantaCore Partners LP and Quest Midstream Partners, L.P. and that it is an affiliate of Plains All American, L.P. See Note 6 — Agreements and Affiliations.

(e)
Unless otherwise noted, security is not treated as an EPC under the 1940 Act. As a business development company, the Company is generally prohibited from acquiring assets other than qualifying assets unless at least 70% of its total assets (excluding deferred tax assets) are qualifying assets under the 1940 Act. As of November 30, 2008, the percentage of the Company’s total assets (excluding deferred tax assets) that are qualifying assets was 73.9%. See Note 3 — Qualifying Assets Under the 1940 Act.

(f)	Security is treated as an EPC under the 1940 Act. See Note 3 — Qualifying Assets Under the 1940 Act.

(g)
The Company’s investment in Eagle Rock Energy Partners, L.P. consists of 1,595 unregistered common units, of which 582 unregistered common units ($4,069 fair value at November 30, 2008) were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P.

(h)	Distributions are paid-in-kind.

(i)	Warrants relate to the Company’s floating rate senior secured second lien term loan facility with ProPetro Services, Inc. These warrants are non-income producing and expire on February 15, 2017.

(j)	Warrants are non-income producing and expire on November 30, 2013.

(k)	Floating rate senior secured term loan facility. Interest is paid-in-kind at a rate of LIBOR + 500 basis points (9.11% as of November 30, 2008)

(l)	Floating rate senior secured second lien term loan facility. Security pays interest at a rate of LIBOR + 575 basis points (7.99% as of November 30, 2008).

(m)
Floating rate senior secured second lien term loan facility. Security’s default interest rate is LIBOR + 900 basis points, but the Company is not accruing interest income on this security. See Note 2 — Investment Income.

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

(p)	Security is not treated as an EPC under the 1940 Act.
See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(amounts in 000’s, except share and per share amounts)

	November 30,
	2009	2008
ASSETS
Investments, at fair value:
Non-affiliated (Cost — $172,244 and $188,740, respectively)	$136,857	$110,635
Affiliated (Cost — $73,025 and $83,351, respectively)	63,502	71,649
Repurchase agreements (Cost — $4,710 and $6,325, respectively)	4,710	6,325

Total investments (Cost — $249,979 and $278,416, respectively)	205,069	188,609
Deposits with brokers	—	123
Deferred income tax asset	20,135	31,370
Receivable for securities sold	14	688
Interest, dividends and distributions receivable, net	410	403
Debt issuance costs, prepaid expenses and other assets	392	981

Total Assets	226,020	222,174

LIABILITIES
Senior secured revolving credit facility	56,000	57,000
Payable for securities purchased	17	60
Investment management fee payable	858	1,074
Current income tax payable	—	100
Accrued directors’ fees and expenses	74	76
Accrued expenses and other liabilities	532	1,177

Total Liabilities	57,481	59,487

NET ASSETS	$168,539	$162,687

NET ASSETS CONSIST OF
Common stock, $0.001 par value (200,000,000 shares authorized at November 30, 2009 and 2008; 10,163,978 and 10,102,986 shares issued and outstanding at November 30, 2009 and November 30, 2008, respectively)	$10	$10
Paid-in capital	203,576	215,953
Accumulated net investment loss, net of income taxes, less distributions	(2,869)	(3,942)
Accumulated net realized gains (losses) on investments, net of income taxes	(3,272)	7,464
Net unrealized losses on investments, net of income taxes	(28,906)	(56,798)

NET ASSETS	$168,539	$162,687

NET ASSET VALUE PER SHARE	$16.58	$16.10

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in 000’s)

	For the Year Ended
	November 30,
	2009	2008	2007
INVESTMENT INCOME
Income
Dividends and Distributions:
Non-affiliated investments	$8,015	$8,274	$4,306
Affiliated investments	7,832	10,197	4,879

Total dividends and distributions	15,847	18,471	9,185
Return of capital	(10,720)	(16,410)	(8,711)

Net dividends and distributions	5,127	2,061	474

Interest and other income:
Non-affiliated investments, net of bad debt expense of $88, $830 and zero	3,245	3,709	10,251
Affiliated investments	—	373	771

Total interest and other income	3,245	4,082	11,022

Total investment income	8,372	6,143	11,496

Expenses
Base investment management fees	3,227	5,126	4,839
Incentive investment management fees	—	—	59
Professional fees	879	985	1,028
Directors’ fees and expenses	290	316	286
Administration fees	145	261	230
Insurance	150	151	155
Custodian fees	68	81	72
Other expenses	535	568	401

Total Expenses — Before Base Investment Management Fee Waivers and Interest Expense	5,294	7,488	7,070
Base investment management fee waivers	—	—	(1,088)
Interest expense	1,350	4,265	2,489

Total Expenses	6,644	11,753	8,471

Net Investment Income (Loss) — Before Income Taxes	1,728	(5,610)	3,025
Current income tax benefit (expense)	100	(100)	—
Deferred income tax benefit (expense)	(755)	2,178	581

Net Investment Income (Loss)	1,073	(3,532)	3,606

REALIZED AND UNREALIZED GAINS (LOSSES)
Net Realized Gains (Losses)
Investments	(17,338)	11,912	5,523
Foreign currency transactions	27	(30)	—
Options	18	—	—
Deferred income tax benefit (expense)	6,557	(4,399)	—

Net Realized Gains (Losses)	(10,736)	7,483	5,523

Net Change in Unrealized Gains (Losses)
Investments	44,898	(106,395)	8,823
Foreign currency translations	31	(4)	—
Deferred income tax benefit (expense)	(17,037)	39,395	(2,572)
Deferred income tax expense — conversion to a taxable corporation	—	(3,810)	—

Net Change in Unrealized Gains (Losses)	27,892	(70,814)	6,251

Net Realized and Unrealized Gains (Losses)	17,156	(63,331)	11,774

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,229	$(66,863)	$15,380

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(amounts in 000’s, except share amounts)

	For the Year Ended
	November 30,
	2009	2008	2007
OPERATIONS
Net investment income (loss)	$1,073	$(3,532)	$3,606
Net realized gains (losses)	(10,736)	7,483	5,523
Net change in unrealized gains (losses)	27,892	(67,004)	6,251
Net change in unrealized losses — conversion to taxable corporation	—	(3,810)	—

Net Increase (Decrease) in Net Assets Resulting from Operations	18,229	(66,863)	15,380

DIVIDENDS AND DISTRIBUTIONS(1)
Dividends	—	—	(9,478)
Distributions — net realized long-term capital gains	—	—	(1,573)
Distributions — return of capital	(13,143)	(16,766)	(2,415)

Dividends and Distributions	(13,143)	(16,766)	(13,466)

CAPITAL STOCK TRANSACTIONS
Issuance of 60,992, 52,540 and 50,386 shares of common stock from reinvestment of dividends	766	1,183	1,272
Underwriting discount and offering expenses	—	—	33

Increase in Net Assets from Capital Stock Transactions	766	1,183	1,305

Total Increase/(Decrease) in Net Assets	5,852	(82,446)	3,219

NET ASSETS
Beginning of year	162,687	245,133	241,914

End of year	$168,539	$162,687	$245,133

(1)
The information presented in each of these items is a characterization of a portion of the total distributions paid to common stockholders for the fiscal years ended November 30, 2009, 2008 and 2007 as either dividends (ordinary income) or distributions (long-term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANYM
CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in 000’s)

	For the Year Ended
	November 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$18,229	$(66,863)	$15,380
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of long-term investments	(37,886)	(76,043)	(278,923)
Sale (purchase) of U.S. Treasury Bills	—	14,250	(14,043)
Proceeds from sale of long-term investments	37,783	110,074	64,736
Sale of short-term investments, net	1,615	4,444	124,365
Realized losses (gains) on investments	17,320	(11,882)	(5,523)
Return of capital distributions	10,720	16,410	8,711
Unrealized losses (gains) on investments	(44,898)	106,395	(8,823)
Deferred income tax expense (benefit)	11,235	(33,361)	1,991
Accretion of bond discount	(1,114)	(536)	(542)
Decrease (increase) in deposits with brokers	123	(2)	(20)
Decrease (increase) in receivable for securities sold	674	78	(199)
Decrease (increase) in interest, dividends and distributions receivable	(7)	1,112	(584)
Decrease (increase) in debt issuance costs, prepaid expenses and other assets	589	283	426
Increase (decrease) in payable for securities purchased	(43)	(6,907)	6,967
Increase (decrease) in investment management fee payable	(216)	(281)	784
Increase (decrease) in accrued directors’ fees and expenses	(2)	(2)	15
Increase (decrease) in accrued expenses and other liabilities	(745)	414	(193)

Net Cash Provided by (Used in) Operating Activities	13,377	57,583	(85,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Underwriting discount and offering expenses	—	—	33
Borrowings from (repayments of) senior secured revolving credit facility	(1,000)	(28,000)	83,968
Borrowings from (repayments of) treasury secured revolving credit facility	—	(14,000)	13,668
Cash distributions to stockholders	(12,377)	(15,583)	(12,194)

Net Cash Provided by (Used in) Financing Activities	(13,377)	(57,583)	85,475

NET INCREASE (DECREASE) IN CASH	—	—	—
CASH — BEGINNING OF YEAR	—	—	—

CASH — END OF YEAR	$—	$—	$—

Supplemental disclosure of cash flow information:
Non-cash financing activities not included herein consist of reinvestment of distributions pursuant to the Company’s dividend reinvestment plan of $766, $1,183 and $1,272 for the years ended November 30, 2009, 2008 and 2007, respectively.
During the year ended November 30, 2009, there were no state income taxes paid and interest paid was $1,571. During the year ended November 30, 2008, state income taxes paid were $42 and interest paid was $3,285. During the year ended November 30, 2007, state income taxes paid were $1 and interest paid was $2,042.
See accompanying notes to consolidated financial statements.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
1. ORGANIZATION
Kayne Anderson Energy Development Company (the “Company”) was organized as a Maryland corporation on May 24, 2006. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company commenced investment operations on September 21, 2006. The Company’s shares of common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “KED.” For the fiscal year ended November 30, 2007 and prior periods, the Company was treated as a regulated investment company (“RIC”) under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Since December 1, 2007, the Company has been taxed as a corporation. See Note 5 — Income Taxes.
The Company’s investment objective is to generate both current income and capital appreciation primarily through equity and debt investments. The Company seeks to achieve this objective by investing at least 80% of its total assets in securities of companies that derive the majority of their revenue from activities in the energy industry (“Energy Companies”) , including: (a) Midstream Energy Companies, which are businesses that operate assets used to gather, transport, process, treat, terminal and store natural gas, natural gas liquids, propane, crude oil or refined petroleum products; (b) Upstream Energy Companies, which are businesses engaged in the exploration, extraction and production of natural resources, including natural gas, natural gas liquids and crude oil, from onshore and offshore geological reservoirs; and (c) Other Energy Companies, which are businesses engaged in owning, leasing, managing, producing, processing and selling of coal and coal reserves; the marine transportation of crude oil, refined petroleum products, liquefied natural gas, as well as other energy-related natural resources using tank vessels and bulk carriers; and refining, marketing and distributing refined energy products, such as motor gasoline and propane, to retail customers and industrial end-users.
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
B. Subsequent Events — As required by the Subsequent Event Topic of the Financial Accounting Standards Codification, the Company has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Statement of Assets and Liabilities. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, the Company will disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, the Company will disclose the date through which the subsequent events have been evaluated. Management has evaluated any matters requiring such disclosure through the date when such financial statements were issued and has noted no such events. Subsequent events after such date have not been evaluated with respect to the impact on such financial statements.
C. Principles of Consolidation — Prior to February 29, 2008, the Company owned subsidiary limited partnerships (which elected to be treated as taxable entities) and limited liability companies to make and hold certain of its private portfolio investments. These portfolio investments were consolidated in the Company’s schedule of investments, statements of assets and liabilities, statements of operations, statements of cash flows and statements of changes in net assets. On February 29, 2008, all of the Company’s subsidiaries were dissolved and all of the assets and liabilities of the subsidiaries were distributed to the Company. There was no effect on the Company’s net asset value following the dissolution of these subsidiaries. The consolidated financial statements include the accounts of the Company and its subsidiaries which directly and indirectly owned securities in the Company’s portfolio. All significant intercompany accounts and transactions have been eliminated in consolidation.
D. Reclassifications — Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
E. Calculation of Net Asset Value — The Company determines its net asset value as of the close of regular session trading on the NYSE no less frequently than the last business day of each quarter. Net asset value is computed by dividing the value of the Company’s assets (including accrued interest and distributions), less all of its liabilities (including accrued expenses, distributions payable and any borrowings) by the total number of common shares outstanding.
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
Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices. Energy debt securities that are considered corporate bonds are valued by using the mean of the bid and ask prices provided by an independent pricing service. For energy debt securities that are considered corporate bank loans, the fair market value is determined by using the mean of the bid and ask prices provided by the syndicate bank or principal market maker. When price quotes are not available, fair market value will be based on prices of comparable securities. In certain cases, the Company may not be able to purchase or sell energy debt securities at the quoted prices due to the lack of liquidity for these securities.
Exchange-traded options and futures contracts are valued at the last sale price at the close of trading in the market where such contracts are principally traded or, if there was no sale on the applicable exchange on such day, at the mean between the quoted bid and ask price as of the close of trading on such exchange.
The Company’s portfolio includes securities that are privately issued or illiquid. For these securities, as well as any other portfolio security held by the Company for which reliable market quotations are not readily available, valuations are determined in good faith by the board of directors of the Company under a valuation policy and a consistently applied valuation process. Unless otherwise determined by the board of directors, the following valuation process, approved by the board of directors, is used for such securities:
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

•
Valuation Firm. No less frequently than quarterly, a third-party valuation firm engaged by the board of directors reviews the valuation methodologies and calculations employed for these securities. The independent valuation firm provides third-party valuation consulting services to the board of directors which consist of certain limited procedures that the Company identified and requested them to perform. For the year ended November 30, 2009, the independent valuation firm provided limited procedures on investments in seven portfolio companies, comprising approximately 48.4% of the total investments (58.9% of net assets and 43.9% of total assets) at fair value as of November 30, 2009. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of those investments subjected to the limited procedures did not appear to be unreasonable.

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
At November 30, 2009, the Company held 58.9% of its net assets applicable to common stockholders (43.9% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at November 30, 2009 was $99,192. See Note 9 — Restricted Securities.
At November 30, 2008, the Company held 70.5% of its net assets applicable to common stockholders (51.6% of total assets) in securities that were fair valued pursuant to the procedures adopted by the board of directors. The aggregate fair value of these securities at November 30, 2008 was $114,708. See Note 9 — Restricted Securities.
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
I. Derivative Financial Instruments — The Company may utilize derivative financial instruments in its operations.
Interest rate swap contracts. The Company may use interest rate swap contracts to hedge against increasing interest expense on its leverage resulting from increases in short term interest rates. The Company does not hedge any interest rate risk associated with portfolio holdings. Interest rate transactions the Company may use for hedging purposes may expose it to certain risks that differ from the risks associated with its portfolio holdings. A decline in interest rates may result in a decline in the value of the swap contracts, which, everything else being held constant, would result in a decline in the net assets of the Company. In addition, if the counterparty to an interest rate swap or cap defaults, the Company would not be able to use the anticipated net receipts under the interest rate swap or cap to offset its cost of financial leverage.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
Interest rate swap contracts are recorded at fair value with changes in value during the reporting period, and amounts accrued under the agreements, included as unrealized gains or losses in the Statement of Operations. Monthly cash settlements under the terms of interest rate swap agreements are recorded as realized gains or losses in the Statement of Operations. The Company generally values interest rate swap contracts based on dealer quotations, if available, or by discounting the future cash flows from the stated terms of the interest rate swap agreement by using interest rates currently available in the market. See Note 7 — Derivative Financial Instruments.
Option contracts. The Company is exposed to financial market risks including changes in the valuations of its investment portfolio. The Company may purchase or write (sell) call options. A call option on a security is a contract that gives the holder of the option, in return for a premium, the right to buy from the writer of the option the security underlying the option at a specified exercise price at any time during the term of the option.
The Company would normally purchase call options in anticipation of an increase in the market value of securities of the type in which it may invest. The Company would ordinarily realize a gain on a purchased call option if, during the option period, the value of such securities exceeded the sum of the exercise price, the premium paid and transaction costs; otherwise the Company would realize either no gain or a loss on the purchased call option. The Company may also purchase put option contracts. If a purchased put option is exercised, the premium paid increases the cost basis of the securities sold by the Company.
The Company may also write (sell) call options with the purpose of generating income or reducing its ownership of certain securities. The writer of an option on a security has the obligation upon exercise of the option to deliver the underlying security upon payment of the exercise price.
When the Company writes a call option, an amount equal to the premium received by the Company is recorded as a liability and is subsequently adjusted to the current fair value of the option written. Premiums received from writing options that expire unexercised are treated by the Company on the expiration date as realized gains from investments. If the Company repurchases a written call option prior to its exercise, the difference between the premium received and the amount paid to repurchase the option is treated as a realized gain or loss. If a call option is exercised, the premium is added to the proceeds from the sale of the underlying security in determining whether the Company has realized a gain or loss. The Company, as the writer of an option, bears the market risk of an unfavorable change in the price of the security underlying the written option. See Note 7 — Derivative Financial Instruments.
J. Return of Capital Estimates — Distributions received from the Company’s investments in MLPs generally are comprised of income and return of capital. The Company records investment income and return of capital based on estimates made at the time such distributions are received. Such estimates are based on historical information available from MLPs and other industry sources. These estimates may subsequently be revised based on information received from MLPs after their tax reporting periods are concluded.
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

	For the Year Ended
	November 30,
	2009	2008	2007
Distributions received, return of capital portion	68%	89%	96%
Return of capital — attributable to Net Realized Gains	$3,018	$7,728	$516
Return of capital — attributable to Net Change in Unrealized Gains	7,702	8,682	8,195

Total return of capital	$10,720	$16,410	$8,711

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
For the fiscal year ended November 30, 2009, the Company estimates the return of capital portion of distributions received to be $13,009 or 82%. This amount was reduced by $2,289 attributable to 2008 tax reporting information received by the Company in fiscal 2009. The tax reporting information is used to adjust the Company’s prior year return of capital estimate. As a result, the return of capital percentage for the year ended November 30, 2009 was adjusted to 68%.
K. Investment Income — The Company records dividends and distributions on the ex-dividend date. Interest income is recognized on the accrual basis, including amortization of premiums and accretion of discounts to the extent that such amounts are expected to be collected. When investing in securities with payment in-kind interest, the Company will accrue interest income during the life of the security even though it will not be receiving cash as the interest is accrued. To the extent that interest income to be received is not expected to be realized, a reserve against income is established.
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
During the year ended November 30, 2009, the Company recognized interest income of $770 related to its debt investment in ProPetro Services, Inc. (“ProPetro”). This interest income is the result of the non-cash accretion of the discount to par value of this debt security. The Company also recognized an equal and offsetting unrealized loss related to the original discount on the Company’s investment in ProPetro.
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
The Company’s paid-in-kind stock dividends consist of additional units of Enbridge Energy Management, L.L.C. and Kinder Morgan Management, LLC. The additional units are not reflected in investment income during the period received but are recorded as unrealized gains upon receipt. During each of the fiscal years set forth below, the Company received the following paid-in-kind stock dividends in total from Enbridge Energy Management, L.L.C. and Kinder Morgan Management, LLC.

	For the Year Ended
	November 30,
	2009	2008	2007
Paid-in-kind stock dividends received	$242	$318	$656
L. Distributions to Stockholders — Distributions to common stockholders are recorded on the ex-dividend date. The estimated characterization of the distributions paid to common stockholders will be either a dividend (ordinary income) or distribution (return of capital). This estimate is based on the Company’s operating results during the period. The actual characterization of the common stock distributions made for the current year will not be determinable until after the end of the fiscal year when the Company can determine earnings and profits and, therefore, it may differ from the preliminary estimates.
M. Income Taxes — For the fiscal periods ended November 30, 2007 and November 30, 2006, the Company qualified for the tax treatment applicable to regulated investment companies under Subchapter M of the Code. For these fiscal periods, the Company was required to make the requisite distributions to its stockholders, which relieved it from federal income or excise taxes for these periods. Since December 1, 2007, the Company has been taxed as a corporation and will pay federal and applicable state corporate taxes on its taxable income.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
The Company invests its assets primarily in MLPs, which generally are treated as partnerships for federal income tax purposes. As a limited partner in the MLPs, the Company includes its allocable share of the MLPs’ taxable income in computing its own taxable income. Deferred income taxes reflect (i) taxes on unrealized gains/(losses), which are attributable to the temporary difference between fair market value and tax basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating and capital losses. To the extent the Company has a deferred tax asset, consideration is given as to whether or not a valuation allowance is required. The need to establish a valuation allowance for deferred tax assets is assessed periodically by the Company based on the Income Tax Topic of the FASB Accounting Standards Codification that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In the assessment for a valuation allowance, consideration is given to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability (which are highly dependent on future cash distributions from the Company’s MLP holdings), the duration of statutory carryforward periods and the associated risk that operating and capital loss carryforwards may expire unused.
The Company may rely to some extent on information provided by the MLPs, which may not necessarily be timely, to estimate taxable income allocable to the MLP units held in the portfolio and to estimate the associated deferred tax liability. Such estimates are made in good faith. From time to time, as new information becomes available, the Company modifies its estimates or assumptions regarding the deferred tax liability (asset).
The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of November 30, 2009, the Company does not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.
N. Indemnifications — Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company enters into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
O. Foreign Currency Translations — The books and records of the Company are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis: (i) market value of investment securities, assets and liabilities at the rate of exchange as of the valuation date; and (ii) purchases and sales of investment securities, income and expenses at the relevant rates of exchange prevailing on the respective dates of such transactions.
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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
As of November 30, 2009 and November 30, 2008, the percentages of the Company’s EPCs and other qualifying assets compared to total assets (excluding deferred taxes) are set forth below.

	As of
	November 30,
	2009	2008
Qualifying assets:
Private MLPs and other private equity	$94,515	$92,210

Publicly traded MLP and MLP Affiliate investments:
Capital Products Partners L.P.(1)	555	—
Eagle Rock Energy Partners, L.P. (2)	5,950	11,823
Global Partners LP(1)	392	—
Navios Maritime Partners L.P. (1)	792	—
Quicksilver Gas Services LP(1)	281	—
TransMontaigne Partners L.P. (1)	1,198	—

	$9,168	$11,823

Energy debt investments	36,737	29,913
Repurchase agreement and deposits with brokers	4,710	6,448
Receivable for securities sold	14	688

Qualifying assets	$145,144	$141,082

Total assets:
Total assets	$226,020	$222,174
Less: deferred income tax asset	(20,135)	(31,370)

Total assets, net	$205,885	$190,804

Qualifying assets as a percentage of total assets	70.5%	73.9%

(1)	Securities of publicly traded MLPs were designated as EPCs since their total market capitalization was less than $250 million within the 60 day period prior to their purchase.

(2)
Represents units received as partial consideration related to the sale of Millennium Midstream Partners, L.P. (Millennium was a Private MLP investment) to Eagle Rock Energy Partners, L.P. on October 1, 2008. BDC rules consider securities received as consideration from the sale of an EPC to be an EPC.

4. FAIR VALUE
As required by the Fair Value Measurement and Disclosures of the FASB Accounting Standards Codification, the Company has performed an analysis of all assets and liabilities measured at fair value to determine the significance and character of all inputs to their fair value determination.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
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
The following table presents our assets measured at fair value on a recurring basis at November 30, 2009.

		Quoted Prices in	Prices with Other	One or More
		Active Markets	Observable Inputs	Unobservable Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)
Equity investments	$161,112	$64,420	$—	$96,692
Energy debt investments	39,247	—	36,747	2,500
Repurchase agreement	4,710	—	4,710	—

Total assets at fair value	$205,069	$64,420	$41,457	$99,192

The following table presents our assets measured at fair value on a recurring basis at November 30, 2008.

		Quoted Prices in	Prices with Other	One or More
		Active Markets	Observable Inputs	Unobservable Inputs
Assets at Fair Value	Total	(Level 1)	(Level 2)	(Level 3)
Equity investments	$152,371	$47,588	$75	$104,708
Energy debt investments	29,913	—	19,913	10,000
Repurchase agreement	6,325	—	6,325	—

Total assets at fair value	$188,609	$47,588	$26,313	$114,708

The Company did not have any liabilities that were measured at fair value on a recurring basis at November 30, 2009 or 2008.
The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended November 30, 2009.

	Equity	Energy Debt	Total
Balance — November 30, 2008	$104,708	$10,000	$114,708
Transfers out of Level 3	(10,788)	—	(10,788)
Realized gains	—	—	—
Unrealized losses, net	(124)	(7,500)	(7,624)
Purchases, issuances or settlements	2,896	—	2,896

Balance — November 30, 2009	$96,692	$2,500	$99,192

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
The $7,624 of unrealized losses, net, presented in the table above relates to investments that are still held at November 30, 2009, and the Company presents these unrealized losses on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).
The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended November 30, 2008.

	Equity	Energy Debt	Total
Balance — November 30, 2007	$155,907	$41,826	$197,733
Transfers out of Level 3	(68,153)	(7,725)	(75,878)
Realized gains	9,871	225	10,096
Unrealized losses, net	(35,096)	(24,326)	(59,422)
Purchases, issuances or settlements	42,179	—	42,179

Balance — November 30, 2008	$104,708	$10,000	$114,708

The $59,422 of unrealized losses, net, presented in the table above relates to investments that are still held at November 30, 2008, and the Company presents these unrealized losses on the Consolidated Statement of Operations — Net Change in Unrealized Gains (Losses).
The Company did not have any liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at November 30, 2009 or 2008.
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

	As of
	November 30,
	2009	2008
Deferred tax assets:
Organizational costs	$18	$19
Net operating loss carryforwards	2,442	4,846
Net capital loss carryforwards	7,333	—
Net unrealized losses on investment securities	11,703	28,329
Deferred tax liabilities:
Basis reductions resulting from estimated return of capital	(1,361)	(1,824)

Total net deferred tax asset	$20,135	$31,370

At November 30, 2009 the Company had a federal net operating loss carryforward of $6,811 (deferred tax asset of $2,332). Realization of the deferred tax assets and net operating loss carryforwards are dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. If not utilized, $2,013 and $4,798 of the net operating loss carryforward will expire in 2027 and 2028. In addition, the Company has state net operating losses which total approximately $4,797 (deferred tax asset of $110). These state net operating losses expire in 2014 through 2028.
At November 30, 2009, the Company had a capital loss carryforward of $20,075 (deferred tax asset of $7,333). Realization of the capital loss carryforwards are dependent on generating sufficient capital gains prior to the expiration of the capital loss carryforward in 2014.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
The Company periodically reviews the recoverability of its deferred tax asset based on the weight of objective evidence and criteria of whether it is more likely than not that the asset would be utilized under the FASB Accounting for Income Tax Codification. The Company’s analysis of the need for a valuation allowance considers the occurrence of a cumulative loss over the three year period ended November 30, 2009. A significant portion of the Company’s net pre-tax losses related to unrealized depreciation of investments occurred during fourth quarter 2008 as a result of the unprecedented decline in the overall financial, commodity and MLP markets.
When assessing the recoverability of its deferred tax asset, significant weight was given to the Company’s forecast of future taxable income, which is based principally on the expected continuation of cash distributions from the Company’s MLP holdings and interest income from its energy debt holdings at or near current levels. Consideration was also given to the effects of potential of additional future realized and unrealized losses on investments and the period over which these deferred tax assets can be realized, as the expiration dates for the federal tax loss carryforwards are 18 and 19 years.
Based on the Company’s assessment, it has determined that it is more likely than not that the net deferred tax asset will be realized through future taxable income of the appropriate character. Accordingly, no valuation allowance has been established for the Company’s net deferred tax asset.
The Company will continue to assess the need for a valuation allowance in the future. The Company will review its financial forecasts in relation to actual results and expected trends on an ongoing basis. Unexpected significant decreases in cash distributions from the Company’s MLP holdings or significant declines in the fair value of its portfolio of investments may change the Company’s assessment regarding the recoverability of its deferred tax asset and would likely result in a valuation allowance. If a valuation allowance is required to reduce the deferred tax asset in the future, it could have a material impact on the Company’s net asset value and results of operations in the period it is recorded.
As of November 30, 2009 and November 30, 2008, the identified cost of investments for federal income tax purposes was $236,370 and $264,473, respectively. The cost basis of investments includes a $13,608 and $13,943 reduction in basis attributable to the Company’s portion of the allocated losses from its MLP investments at November 30, 2009 and November 30, 2008, respectively. Gross unrealized appreciation and depreciation of investments for federal income tax purposes were as follows:

	As of
	November 30,
	2009	2008
Gross unrealized appreciation of investments	$22,300	$2,205
Gross unrealized depreciation of investments	(53,601)	(78,069)

Net unrealized depreciation before tax	$(31,301)	$(75,864)

Components of the Company’s income tax benefit (expense) for the following comparative periods were as follows:

	For the Year Ended
	November 30,
	2009	2008	2007
Current income tax benefit (expense) — net investment loss (income)	$100	$(100)	$—
Deferred income tax benefit (expense) — net investment loss (income)	(755)	2,178	581
Deferred income tax benefit (expense) — realized losses (gains)	6,557	(4,399)	—
Deferred income tax benefit (expense) — unrealized losses (gains)	(17,037)	39,395	(2,572)
Deferred income tax expense — conversion to a taxable corporation	—	(3,810)	—

Income tax benefit (expense)	$(11,135)	$33,264	$(1,991)

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
Total income taxes were different from the amount computed by applying the federal statutory income tax rate of 35% to the net investment loss and realized and unrealized gains (losses) on investments before taxes for the years ended November 30, 2009 and 2008, respectively, as follows:

	For the Year Ended	For the Year Ended
	November 30, 2009	November 30, 2008
Computed “expected” federal income tax benefit (expense)	$(10,277)	$35,044
State income tax, net of federal tax benefit (expense)	(789)	2,003
Conversion to taxable corporation	—	(3,810)
Other, net	(69)	27

Total income tax benefit (expense)	$(11,135)	$33,264

For the years ended November 30, 2009 and 2008, the effective tax rates were 36.5% and 37.0%, respectively.
For the year ended November 30, 2007, the Company’s effective tax rate of 11.5% was less than the combined federal and state tax rate of 37%, since only the income from our consolidated, wholly-owned subsidiaries was taxable. The combined federal and state rates in 2007 for each of the Company’s taxable subsidiaries ranged from 35% to 40.3%.
The Company’s policy is to classify interest and penalties associated with underpayment of federal and state income taxes, if any, as income tax expense on its Statement of Operations. As of November 30, 2009, the Company does not have any interest or penalties associated with the underpayment of any income taxes. All tax years since inception remain open and subject to examination by tax jurisdictions.
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
On February 28, 2009, the Company entered into an Administration Agreement (the “Administration Agreement”) with Ultimus Fund Solutions, LLC (“Ultimus”). Pursuant to the Administration Agreement, Ultimus will provide certain administrative services for the Company. The Administration Agreement will terminate on February 27, 2010, with automatic one-year renewals unless earlier terminated by either party as provided under the terms of the Administration Agreement.
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
Base Management Fee. The Company pays an amount equal on an annual basis to 1.75% of average total assets to KAFA as compensation for services rendered. This amount is payable each quarter after the end of the quarter. For purposes of calculating the base management fee, the “average total assets” for each quarterly period are determined by averaging the total assets at the last day of that quarter with the total assets at the last day of the prior quarter. Total assets (excluding deferred taxes) shall equal gross asset value (which includes assets attributable to or proceeds from the use of Leverage Instruments), minus the sum of accrued and unpaid dividends on common stock and accrued and unpaid dividends on preferred stock and accrued liabilities (other than liabilities associated with leverage and deferred taxes). Liabilities associated with leverage include the principal amount of any borrowings, commercial paper or notes that the Company may issue, the liquidation preference of outstanding preferred stock, and other liabilities from other forms of leverage such as short positions and put or call options held or written by the Company.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
Incentive Fee. The incentive fee consists of two parts. The first part of the incentive fee (the “Net Investment Income Fee”), which is calculated and payable quarterly in arrears, equals 20% of the excess, if any, of Adjusted Net Investment Income for the quarter over a quarterly hurdle rate equal to 1.875% (7.50% annualized) of average net assets for the quarter. Average net assets is calculated by averaging net assets at the last day of the quarter and at the last day of such prior quarter or commencement of operations (“net assets” is defined as total assets less total liabilities (including liabilities associated with Leverage Instruments) determined in accordance with GAAP.
For this purpose, “Adjusted Net Investment Income” means interest income (including accrued interest that the Company has not yet received in cash), dividend and distribution income from equity investments (but excluding that portion of cash distributions that are treated as a return of capital) and any other income, including any other fees, such as commitment, origination, syndication, structuring, diligence, monitoring and consulting fees or other fees that the Company receives from portfolio companies (other than fees for providing significant managerial assistance to portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the base management fee, any interest expense, dividends paid on issued and outstanding preferred stock, if any, and any accrued income taxes related to net investment income, but excluding the incentive fee). Adjusted Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Accordingly, the Company pays an incentive fee based partly on accrued interest, the collection of which is uncertain or deferred. Adjusted Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. For example, accrued interest, if any, on investments in zero coupon bonds (if any) would be included in the calculation of the incentive fee, even though the Company would not receive any cash interest payments in respect of payment on the bond until its maturity date. Thus, if the Company does not have sufficient liquid assets to pay this incentive fee or distributions to stockholders, the Company may be required to liquidate assets.
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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
Components of the Company’s management fees for the comparative financial periods are as follows.

	For the Year Ended
	November 30,
	2009	2008	2007
Base management fee	$3,227	$5,126	$4,839
Base management fee waivers	—	—	(1,088)
Incentive capital Gains Fees	—	—	59
Net Investment Income Fee	—	—	—

Total management fees	$3,227	$5,126	$3,810

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
Affiliated Investments.
Direct Fuels Partners, L.P. — At November 30, 2009, the Company held a 38.6% limited partnership interest in Direct Fuels Partners, L.P. (“Direct Fuels”). The Company believes that the limited partner interests of Direct Fuels should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company’s President and Chief Executive Officer serves as a director on the board of the general partner for Direct Fuels. Although the Company does not own any interest in the general partner of Direct Fuels, it believes that it may be an affiliate of Direct Fuels under the 1940 Act by virtue of its participation on the board of the general partner.
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

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
VantaCore Partners LP — At November 30, 2009, the Company held a 39% limited partnership interest in VantaCore Partners LP (“VantaCore”). The Company believes that the limited partner interests of VantaCore should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Senior Vice Presidents serves as a director on the board of the general partner for VantaCore. Although the Company does not own any interest in the general partner of VantaCore, it believes that it may be an affiliate of VantaCore under the 1940 Act by virtue of its participation on the board of the general partner.
Non-Affiliated Investments.
International Resource Partners LP — At November 30, 2009, the Company held a 28% limited partnership interest in International Resource Partners LP (“IRP”). The Company believes that the limited partner interests of IRP should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. The Company does not have a member of its management team serving as a director on the board of the general partner for IRP, but does have observation rights with respect to IRP’s board meetings. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of IRP. Accordingly, the Company believes that it is not an affiliate of IRP under the 1940 Act.
Quest Midstream Partners, L.P. — At November 30, 2009, the Company held a 2.6% limited partnership interest in Quest Midstream Partners, L.P. (“Quest”). The Company believes that the limited partner interests of Quest should not be considered voting securities for purposes of the 1940 Act because of the limited scope and character of the rights of such securities. One of the Company’s Executive Vice Presidents served as a director on the board of the general partner for Quest from November 2008 until June 2009. The Company no longer has a member of its management team serving as a director on the board of the general partner for Quest, but does have observation rights with respect to Quest’s board meetings. The Company believes that the Company does not have the power to exercise a controlling influence over the management or policies of this partnership or the general partner of Quest. Accordingly, the Company believes that it is not an affiliate of Quest under the 1940 Act.
7. DERIVATIVE FINANCIAL INSTRUMENTS
Transactions in option contracts for the year ended November 30, 2009 were as follows:

	Number of
	Contracts	Premium
Options outstanding at beginning of year	—	—
Options written	665	$97
Options exercised	(505)	(80)
Options expired	(160)	(17)

Options outstanding at end of year	—	$—

As required by the Derivative and Hedging Topic of the FASB Accounting Standards Codification, the following are the derivative instruments and hedging activities of the Company. See Note 2 — Significant Accounting Policies.
The following table sets forth the effect of derivative instruments on the Consolidated Statement of Operations.

For the Fiscal Year Ended
November 30, 2009
Net Change in
		Net Realized Gains on	Unrealized Gains
Derivatives not Accounted for	Location of Gains on Derivatives	Derivatives Recognized	(Losses) on Derivatives
as Hedging Instruments	Recognized in Income	in Income	Recognized in Income
Call options	Options	$18	—

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
As of November 30, 2009, the Company had no derivative instruments.
8. INVESTMENT TRANSACTIONS
The following table sets forth the Company’s purchases and sales of securities, exclusive of short-term investments other than U.S. Treasuries, for each comparative period.

	For the Year Ended
	November 30,
	2009	2008	2007
Securities purchased, excluding U.S. Treasuries	$37,886	$76,043	$278,923
Purchases of U.S. Treasuries	—	—	39,500

Total securities purchased	$37,886	$76,043	$318,423

Securities sold, excluding U.S. Treasuries	$37,783	$110,074	$64,736
Sale of U.S. Treasuries	—	14,250	25,457

Total securities sold	$37,783	$124,324	$90,193

9. RESTRICTED SECURITIES
From time to time, certain of the Company’s investments may be restricted as to resale. For instance, private investments that are not registered under the Securities Act, and cannot be offered for public sale in a non-exempt transaction without first being registered. In other cases, certain of the Company’s investments have restrictions such as lock-up agreements that preclude the Company from offering these securities for public sale.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
At November 30, 2009, the Company held the following restricted securities.

				Number of
				Units,
				Warrants, or			Fair Value	Percent	Percent
		Acquisition	Type of	Principal ($)	Cost	Fair	per Unit/	of Net	of Total
Investment	Security	Date	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C	Class D Units	3/14/08	(1)	76	$2,000	$1,491	$19.62	0.9%	0.6%
Direct Fuels Partners, L.P (2)	Class A Common Units	6/11/07	(3)	2,500	41,817	30,000	12.00	17.8	13.3
Direct Fuels Partners, L.P.	Class A Convertible Preferred Units	5/14/09	(3)	96	1,952	1,765	18.39	1.1	0.8
Direct Fuels Partners, L.P.	Class B Convertible Preferred Units	8/25/09	(3)	27	538	503	18.63	0.3	0.2
Direct Fuels Partners, L.P.	Class C Convertible Preferred Units	11/20/09	(3)	20	406	402	20.10	0.2	0.2
Eagle Rock Energy Partners, L.P.	Common Units	10/01/08	(4)	148	1,563	686	4.64	0.4	0.3
International Resource Partners LP(5)	Class A Units	6/12/07	(3)	1,500	28,193	34,500	23.00	20.5	15.3
ProPetro Services, Inc.	Warrants	2/15/07	(3)	2,905	2,469	—	—	—	—
ProPetro Services, Inc.	Secured Term Loan	2/15/07	(3)	$35,000	33,320	2,500	n/a	1.5	1.1
Quest Midstream Partners, L.P.	Common Units	10/30/07	(3)	361	6,584	1,713	4.75	1.0	0.8
VantaCore Partners LP (6)	Class A Common Units	5/21/07, 8/04/08	(3)	1,465	24,530	25,632	17.50	15.2	11.3

Total of securities valued in accordance with procedures established by the board of directors(7)					$143,372	$99,192		58.9%	43.9%

Antero Resources Finance Corp.	Senior Notes	(8)	(3)	$7,500	$7,527	$7,519	n/a	4.5%	3.3%
Athabasca Oil Sands Corp.	Senior Notes	(8)	(3)	$2,500	2,434	2,510	n/a	1.5	1.1
Dresser, Inc.	Secured Term Loan	(8)	(3)	$5,000	4,834	4,575	n/a	2.7	2.0
Drummond Company, Inc.	Senior Notes	(8)	(3)	$4,000	3,500	3,770	n/a	2.2	1.7
Energy Future Holdings Corp.	Secured Term Loan	(8)	(3)	$9,209	6,968	6,861	n/a	4.1	3.0
Hilcorp Energy Company	Senior Notes	(8)	(3)	$6,585	6,065	6,338	n/a	3.8	2.8
North American Energy Alliance LLC	Senior Notes	(8)	(3)	$1,000	977	1,042	n/a	0.6	0.5
Trident Resources Corp.	Warrants	(8)	(3)	100	411	—	—	—	—

Total of securities valued by prices provided by market maker or independent pricing service					$32,716	$32,615		19.4%	14.4%

Total of all restricted securities					$176,088	$131,807		78.3%	58.3%

(1)
Unregistered security of a publicly traded company for which there is currently no established market. The Class D Units of Copano Energy, L.L.C. are expected to convert to public units in February 2010.

(2)
The Company’s investment in Direct Fuels Partners, L.P. includes 200 incentive distribution rights (20% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(3)	Unregistered security.

(4)	Unregistered Common Units were placed in escrow for a period of 18 months following the sale of Millennium Midstream Partners, L.P. (the escrow account will be released on April 1, 2010).

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

(7)
Restricted securities that represent Level 3 categorization where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors. See Note 2 — Significant Accounting Policies.

(8)
Restricted securities that represent Level 2 categorization. These securities were acquired at various dates throughout the year ended November 30, 2009 and in prior years. Securities are valued using prices provided by a principal market maker, syndicate bank or an independent pricing service. See Note 2 — Significant Accounting Policies.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
At November 30, 2008, the Company held the following restricted securities.

			Number of
			Units,
			Warrants,
			or Principal			Fair Value	Percent	Percent
		Type of	($)	Cost	Fair	per Unit/	of Net	of Total
Investment	Security	Restriction	(in 000s)	Basis	Value	Warrant	Assets	Assets

Copano Energy, L.L.C.	Class D Units	(1)	76	$2,000	$750	$9.85	0.5%	0.3%
Direct Fuels Partners, L.P (2)	Class A Common Units	(3)	2,500	45,048	37,500	15.00	23.0	16.9
Eagle Rock Energy Partners, L.P	Common Units	(3)	1,013	13,233	7,754	7.65	4.8	3.5
Eagle Rock Energy Partners, L.P	Common Units	(3)	582	6,989	4,069	6.99	2.5	1.8
International Resource Partners LP(4)	Class A Units	(3)	1,500	27,234	24,000	16.00	14.8	10.8
ProPetro Services, Inc	Warrants	(3)	2,905	2,469	—	—	—	—
ProPetro Services, Inc	Secured Term Loan	(3)	$35,000	32,550	10,000	n/a	6.1	4.5
Quest Midstream Partners, L.P	Common Units	(3)	350	6,625	4,637	13.25	2.8	2.1
VantaCore Partners LP (5)	Class A Common Units	(3)	1,465	27,526	25,998	17.75	16.0	11.7

Total of securities valued in accordance with procedures established by the board of directors(6)				$163,674	$114,708		70.5%	51.6%

Athabasca Oil Sands Corp	Senior Notes	(3)	$2,500	$2,434	$1,873	n/a	1.2%	0.9%
Dresser, Inc	Secured Term Loan	(3)	$5,000	4,805	3,150	n/a	1.9	1.4
Energy Future Holdings Corp	Secured Term Loan	(3)	$2,500	1,967	1,725	n/a	1.1	0.8
Hilcorp Energy Company	Senior Notes	(3)	$4,000	3,811	2,860	n/a	1.8	1.3
Knight, Inc.	Senior Notes	(3)	$7,530	7,055	6,024	n/a	3.7	2.7
Stallion Oilfield Services Ltd	Secured Term Loan	(3)	$5,000	4,922	2,625	n/a	1.6	1.2
Targa Resources, Inc	Senior Notes	(3)	$2,155	2,192	1,185	n/a	0.7	0.5
Targa Resources Investments, Inc	Secured Term Loan	(3)	$1,046	760	471	n/a	0.3	0.2
Trident Resources Corp	Warrants	(3)	100	411	75	$0.75	—	—

Total of securities valued by prices provided by market maker or independent pricing service(7)				$28,357	$19,988		12.3%	9.0%

Total of all restricted securities				$192,031	$134,696		82.8%	60.6%

(1)
Unregistered security of a publicly traded company for which there is currently no established market. The Class D Units of Copano Energy, L.L.C. are expected to convert to public units in February 2010.

(2)
The Company’s investment in Direct Fuels Partners, L.P. includes 200 incentive distribution rights (20% of total outstanding incentive distribution rights) for which the Company does not assign a value.

(3)	Unregistered security.

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

(6)
Restricted securities that represent Level 3 categorization where reliable market quotes are not readily available. Securities are valued in accordance with the procedures established by the board of directors. See Note 2 — Significant Accounting Policies.

(7)
Restricted securities that represent Level 2 categorization. Securities are valued using prices provided by a principal market maker, syndicate bank or an independent pricing service. See Note 2 — Significant Accounting Policies.

10. SENIOR SECURED REVOLVING CREDIT FACILITY
On June 4, 2007, the Company established the Senior Secured Revolving Credit Facility (the “Credit Facility”) with availability of $100,000. Interest on the Credit Facility is charged at LIBOR plus 125 basis points or the prime rate plus 25 basis points. The Credit Facility terminates on June 4, 2010.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
The obligations under the Credit Facility are collateralized by substantially all of the Company’s assets, and are guaranteed by any of the Company’s future subsidiaries, other than special purpose subsidiaries. The Credit Facility contains affirmative and reporting covenants and certain financial ratio and restrictive covenants, including: (a) maintaining a ratio, on a consolidated basis, of total assets less liabilities (other than indebtedness) to aggregate indebtedness (excluding non-recourse indebtedness of special purpose subsidiaries) of the Company and its subsidiaries, of not less than 2.50:1.0, (b) maintaining the value of the portion of the Company’s portfolio that can be converted into cash within specified time periods and valuations at no less than 10% of the principal amount outstanding under the Credit Facility (less fully cash collateralized letters of credit) during any period when adjusted outstanding principal amounts exceed a specified threshold percentage of the Company’s adjusted borrowing base, (c) maintaining consolidated net assets at each fiscal quarter end of not less than the greater of: 40% of the consolidated total assets of the Company and its subsidiaries, and $100,000 plus 25% of the net proceeds from any sales of equity securities by the Company and its subsidiaries subsequent to the closing of the Credit Facility, (d) limitations on additional indebtedness, (e) limitations on liens, (f) limitations on mergers and other fundamental changes, (g) limitations on dividends and other specified restricted payments, (h) limitations on disposition of assets, (i) limitations on transactions with affiliates, (j) limitations on agreements that prohibit liens on properties of the Company and its subsidiaries, (k) limitations on sale and leaseback transactions, (l) limitations on specified hedging transactions, (m) limitations on changes in accounting treatment and reporting practices, (n) limitations on specified amendments to the Company’s investment management agreement during the continuance of a default, (o) limitations on the aggregate amount of unfunded commitments, and (p) limitations on establishing deposit, securities or similar accounts not subject to control agreements in favor of the lenders. The Credit Facility also contains customary representations and warranties and events of default.
Under the terms of the Credit Facility, non-performing investments could reduce the Company’s borrowing base and could cause the Company to be in default under the terms of its loans under the Credit Facility. Debt investments are generally characterized as non-performing if such investments are in default of any payment obligations and MLP equity investments are generally characterized as non-performing if such investments fail to pay distributions, in their most recent fiscal quarter, that are greater than 80% of their minimum quarterly distribution amount.
Under the terms of the Credit Facility, if borrowings exceed 90% of borrowing base, the Company is restricted in paying distributions to stockholders to no more than the amount of Distributable Cash Flow for the current and prior three quarters.
As of November 30, 2009, the Company had $56,000 borrowed under its Credit Facility (at an interest rate of 1.48%) which represented 65.9% of its borrowing base of $85,033. As of November 30, 2008, the Company had $57,000 borrowed under its Credit Facility (at an interest rate of 4.25%) which represented 80.1% of its borrowing base of $71,133. The maximum amount that the Company can borrow under its Credit Facility is limited to the lesser of the commitment amount of $100,000 and its borrowing base.
As of November 30, 2009 and 2008, the Company was in compliance with all financial and operational covenants required by the Credit Facility.
In anticipation of the maturity of its Credit Facility, the Company has initiated discussions with its lenders in an effort to start the renewal process well in advance of the June 4, 2010 maturity date. Given the Company’s current portfolio and its ratio of borrowings to its borrowing base, the Company feels there is a high probability that it will be able to enter into a new agreement with a commitment size and borrowing base in excess of the current amount borrowed. The Company anticipates that the commitment size on such new facility will be lower than its existing commitment and anticipates the interest rate on such new facility will be higher than its existing Credit Facility. The Company does not anticipate these changes will have a material impact on the Company’s distributable cash flow or investment strategy. The Company can make no assurance as to the ultimate size or terms of a new facility.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
11. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the years ended November 30, 2009, 2008, 2007 and the period September 21, 2006 (inception) to November 30, 2006.

	November 30,
	2009	2008	2007	2006
Per Share of Common Stock(1)
Net asset value, beginning of period	$16.10	$24.39	$24.19	$23.32

Net investment income (loss)	0.10	(0.35)	0.36	0.09
Net realized and unrealized gain (loss) on investments	1.68	(5.89)	1.18	0.78
Net change in unrealized losses — conversion to taxable corporation	—	(0.38)	—	—

Total income (loss) from investment operations	1.78	(6.62)	1.54	0.87

Dividends(2)	—	—	(0.95)	—
Distributions from net realized long-term capital gains(2)	—	—	(0.15)	—
Distributions — return of capital(2)	(1.30)	(1.67)	(0.24)	—

Total Dividends and Distributions	(1.30)	(1.67)	(1.34)	—

Net asset value, end of period	$16.58	$16.10	$24.39	$24.19

Market value per share, end of period	$13.53	$9.63	$23.14	$22.32

Total investment return based on market value(3)	56.0%	(54.8)%	9.3%	(10.7)%

Supplemental Data and Ratios(4)
Net assets, end of period	$168,539	$162,687	$245,133	$241,914
Ratio of expenses to average net assets:(5)
Management fees	2.0%	2.4%	2.0%	1.7%
Other expenses	1.3%	1.1%	0.8%	1.4%

Subtotal	3.3%	3.5%	2.8%	3.1%

Interest expense	0.8%	2.0%	1.0%	—
Management fee waivers	—	—	(0.4)%	(0.5)%
Tax expense (benefit)	6.9%	(15.5)%	0.8%	—

Total expenses(6)	11.0%	(10.0)%	4.2%	2.6%

Ratio of net investment income (loss) to average net assets	0.7%	(1.6)%	1.5%	1.9%
Net increase (decrease) in net assets resulting from operations to average net assets	11.3%	(31.1)%	6.2%	3.7	%(7)
Portfolio turnover rate	20.9%	27.0%	28.8%	5.6	%(7)
Average net assets	$160,847	$214,818	$248,734	$235,199
Average amount of borrowings outstanding under the Credit Facilities	$53,422	$75,563	$32,584	—

Average amount of borrowings outstanding per share of common stock during the period	$5.28	$7.50	$3.25	—

(1)
Based on average shares of common stock outstanding of 10,116,071 for the year ended November 30, 2009; 10,073,398 for year ended November 30, 2008; and 10,014,496 for the year ended November 30, 2007 and 10,000,060 for the period September 21, 2006 through November 30, 2006.

(2)
The information presented in each of these items is a characterization of a portion of the total dividends paid to common stockholders for the fiscal years ended 2009, 2008, 2007 and 2006 as either dividends (ordinary income) or distributions (long term capital gains or return of capital). This characterization is based on the Company’s earnings and profits.

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

(4)	Unless otherwise noted, ratios are annualized.

(5)	The following table sets forth the components of the ratio of expenses to average total assets for each period in the Company’s Financial Highlights.

	November 30,
	2009	2008	2007	2006
Management fees	1.5%	1.7%	1.7%	1.6%
Other expenses	1.0	0.8	0.7	1.3

Subtotal	2.5%	2.5%	2.4%	2.9%

Interest expense	0.6	1.4	0.9	—
Management fee waivers	—	—	(0.4)	(0.4)
Tax expense (benefit)	5.1	(11.1)	0.7	—

Total expenses(6)	8.2%	(7.2)%	3.6%	2.5%

Average total assets	$216,705	$302,007	$290,922	$246,802

(6)
For the year ended November 30, 2008, total expenses exclude 0.4% relating to bad debt expense for the ratio of expenses to average net assets and 0.3% for the ratio of expenses to average total assets.

(7)	Not annualized.
12. COMMON STOCK
The Company has 200,000,000 shares of common stock authorized. Transactions in common shares for the year ended November 30, 2009 were as follows:

Shares outstanding at November 30, 2008	10,102,986
Shares issued through reinvestment of dividends and distributions	60,992

Shares outstanding at November 30, 2009	10,163,978

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in 000’s, except per share amounts)
13. UNAUDITED INTERIM FINANCIAL DATA

	For the Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2009	2009	2009	2009
Net dividends and distributions	$503	$399	1,220	$3,005
Interest income	730	710	1,046	759
Total investment income	1,233	1,109	2,266	3,764
Net investment income (loss)	(345)	(271)	440	1,249
Net realized gains (losses)	(1,641)	(5,949)	(3,312)	166
Net change in unrealized gains (losses)	(3,343)	14,531	9,262	7,442
Net increase (decrease) in net assets resulting from operations	(5,329)	8,311	6,390	8,857
Total income (loss) from operations, per share	$(0.52)	$0.82	$0.62	$0.86

	For the Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2008	2008	2008	2008
Net dividends and distributions	$155	$168	$1,141	$597
Interest income	2,501	191	733	657
Total investment income	2,656	359	1,874	1,254
Net investment loss	(638)	(1,518)	(650)	(726)
Net realized gains (losses)	1,310	881	(4,000)	9,292
Net change in unrealized gains (losses)	(6,400)	5,796	(4,384)	(65,826)
Net increase (decrease) in net assets resulting from operations	(5,728)	5,159	(9,034)	(57,260)
Total income (loss) from operations, per share	$(0.57)	$0.51	$(0.89)	$(5.67)

	For the Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2007	2007	2007	2007
Net dividends and distributions	$88	$189	$249	$(52)
Interest income	2,702	2,816	2,574	2,930
Total investment income	2,790	3,005	2,823	2,878
Net investment income (loss)	1,423	1,568	1,004	(389)
Net realized gains	901	2,243	400	1,979
Net change in unrealized gains (losses)	8,076	4,486	(6,146)	(165)
Net increase (decrease) in net assets resulting from operations	10,400	8,297	(4,742)	1,425
Total income (loss) from operations, per share	$1.04	$0.83	$(0.47)	$0.14
14. SUBSEQUENT EVENTS
We have evaluated subsequent events through February 16, 2010, the date our financial statements were issued.
On January 7, 2010, the Company declared its quarterly distribution of $0.30 per common share for the period September 1, 2009 through November 30, 2009 for a total of $3,049. The distribution was paid on January 28, 2010 to stockholders of record on January 15, 2010. Of this total, pursuant to the Company’s dividend reinvestment plan, $380 was reinvested into the Company through the issuance of 26,405 shares of common stock.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
Date: February 16, 2010	By:	/s/ Kevin S. McCarthy
Kevin S. McCarthy
Chairman of the Board of Directors, President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin S. McCarthy, David J. Shladovsky and David A. Hearth, and each of them severally, his or her true and lawful attorney-in-fact, with the power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2009 and any and all amendments hereto, and to file the same, with exhibits thereto and other documents in connection therewith, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kevin S. McCarthy Kevin S. McCarthy	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 16, 2010

/s/ Terry A. Hart Terry A. Hart	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 16, 2010

/s/ William R. Cordes William R. Cordes	Director	February 16, 2010

/s/ Barry R. Pearl Barry R. Pearl	Director	February 16, 2010

/s/ Albert L. Richey Albert L. Richey	Director	February 16, 2010

/s/ Robert V. Sinnott Robert V. Sinnott	Director	February 16, 2010

/s/ William L. Thacker William L. Thacker	Director	February 16, 2010

KAYNE ANDERSON ENERGY DEVELOPMENT COMPANY
PRIVACY NOTICE
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

Directors and Corporate Officers
Kevin S. McCarthy	Chairman of the Board of Directors, President and Chief Executive Officer
William R. Cordes	Director
Barry R. Pearl	Director
Albert L. Richey	Director
Robert V. Sinnott	Director
William L. Thacker	Director
Terry A. Hart	Chief Financial Officer and Treasurer
David J. Shladovsky	Chief Compliance Officer and Secretary
J.C. Frey	Vice President, Assistant Secretary and Assistant Treasurer
James C. Baker	Executive Vice President
Ron M. Logan, Jr.	Senior Vice President

Investment Adviser	Administrator
KA Fund Advisors, LLC	Ultimus Fund Solutions, LLC
717 Texas Avenue, Suite 3100	260 Madison Avenue, 8th Floor
Houston, TX 77002	New York, NY 10016

1800 Avenue of the Stars, Second Floor	Stock Transfer Agent and Registrar
Los Angeles, CA 90067	American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038

Custodian	Independent Registered Public Accounting Firm
JPMorgan Chase Bank, N.A.	PricewaterhouseCoopers LLP
14201 North Dallas Parkway, Second Floor	350 South Grand Avenue
Dallas, TX 75254	Los Angeles, CA 90071

Legal Counsel
Paul, Hastings, Janofsky & Walker LLP
55 Second Street, 24th Floor
San Francisco, CA 94105
For stockholder inquiries, registered stockholders should call (800) 937-5449. For general inquiries, please call (888) 533-1232/KED-1BDC; or visit us on the web at http://www.kaynefunds.com.